Form 10QSB
period 1998-12-31
SUNBURST ACQUISITIONS VII INC
filed 1999-02-19
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1998.

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

4807 South Zang Way           Morrison,  Colorado             80465
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 979-2404

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 12/31/98 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended December 31, 1998 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                    Quarter Ended December 31, 1998
                               (Unaudited)

                             CONTENTS


     Accountants' report                                    1
     Balance Sheet                                          2
     Statements of Loss and Accumulated Deficit             3
     Statements of Cash Flows                               4
     Notes to Financial Statements                          5

The Board of Directors and Stockholder of
Sunburst Acquisitions VII, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VII, Inc. (a development stage company) as of December 31, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
February 9, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                        Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              December 31, 1998
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  5,280
   Prepaid expense                                         751
                                                      --------
     Total current assets                                6,031

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      270
                                                      --------
     Total other assets                                    270
                                                      --------
     TOTAL ASSETS                                     $  6,301
                                                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                   $    470
                                                      --------
     Total current liabilities                             470
                                                      --------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding               10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              300
   Deficit accumulated
     during the
     development stage                                  (6,404)
                                                      --------
   Total stockholders' equity                            5,831
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                         $  6,301
                                                      ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                            Sunburst Acquisitions VII, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the six
                               (June 30, 1998   months ended   months ended
                                ) to December     December       December
                                  31, 1998        31, 1998       31, 1998
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Legal Fees                             2,499            433         2,499
  General Office                           146             88           146
  Gifts                                     24             24            24
  Consulting fees                        1,935              -             -
  Professional fees                      1,470            470         1,470
  Amortization                              30             15            30
  Rent                                     300            150           300
                                --------------  -------------  ------------

      Total expenses                     6,404          1,180         4,469
                                --------------  -------------  ------------

NET LOSS                                (6,404)        (1,180)       (4,469)

Accumulated deficit
  Balance, Beginning of period               -         (5,224)       (1,935)
                                --------------  -------------  ------------

 Balance, End of period         $       (6,404) $      (6,404) $     (6,404)
                                ==============  =============  ============
NET LOSS PER SHARE              $         (NIL) $        (NIL) $       (NIL)
                                ==============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                        2,135,000      2,135,000     2,135,000
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  F-3

                               Sunburst Acquisitions VII, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception         For the six
                                   (June 30, 1998)         months ended
                                     to December            December
                                      31, 1998              31, 1998
                                  ----------------      ----------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $         (6,404)     $         (4,469)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                        30                    30
    Rent expense                               300                   300
    Stock issued for
     consulting fees                         1,935                     -
    Increase in prepaid expenses              (751)                 (751)
    Increase in accounts payable               470                   470
                                  ----------------      ----------------

  Net cash used by
   operating activities                     (4,420)               (4,420)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                 (300)
                                  ----------------      ----------------

  Net cash used by
   investing activities                       (300)                 (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     10,000                    -
                                   ----------------      ---------------

  Net cash provided
   financing activities                      10,000                    -
                                   ----------------      ---------------

  Net increase (decrease)
   in cash and cash
   equivalents                               5,280                (4,720)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -                 10,000
                                   ----------------      ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                    $           5,280      $          5,280
                                   ================      ================

The accompanying notes are an integral part of the financial statements.
                                 F-4

                         Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending December 31, 1998, reflects a current asset value of $6,031 and a total asset value of $6,301, primarily in the form of cash.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
December 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

       There have been no reports on Form 8-K for the quarter ending December 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VII, INC.
(Registrant)

Date: February 19, 1999

/s/
Michael R. Quinn, Secretary/Treasurer