Form 10QSB
period 1999-12-31
SUNBURST ACQUISITIONS VII INC
filed 2000-02-10
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1999.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 2/7/00 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended December 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                 F-1
     Balance Sheet                                       F-2
     Statements of Operations                            F-3
     Statements of Cash Flows                            F-4
     Notes to Financial Statements                       F-5

The Board of Directors and Stockholders of
Sunburst Acquisitions VII, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VII, Inc. (a development stage company) as of December 31, 1999, and the related statements operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
February 3, 2000


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                             December 31, 1999
                                 (Unaudited)


   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     997
                                                     ---------

     Total current assets                                  997
                                                     ---------


     TOTAL ASSETS                                    $     997
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:				     $       -
				                     ---------

     Total current liabilities			             -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              900
   Deficit accumulated
     during the
     development stage                                 (11,838)
                                                     ---------
                                                           997
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     997
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                       Sunburst Acquisitions VII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months  For the six months
                     December 31, ended December 31,    ended Decmeber 31,
                     1999          1999       1998       1999       1998
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -         15        240         30
  Bank service charge          7          7          -          7          -
  Consulting fees          1,935          -          -          -          -
  General office             855        120        112        294        170
  Legal fees               3,706        733        433      1,021      2,499
  Professional fees        4,135      1,815        470      1,815      1,470
  Rent                       900        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

      Total expense       11,838      2,825      1,180      3,677      4,469
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (11,838)    (2,825)    (1,180)    (3,677)    (4,469)

Accumulated deficit
  Balance, Beginning
  of period                    -     (9,013)    (5,224)    (8,161)    (1,935)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (11,838) $ (11,838) $  (6,404) $ (11,838) $  (6,404)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.01) $   (NIL)  $    (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,135,000  2,135,000  2,135,000  2,135,000  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the period
                                   from inception
                                   (June 30,      For the six    For the six
                                   1998) to       months ended   months ended
                                   December 31,   December 31,   December 31,
                                   1999           1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (11,838) $      (3,677) $      (4,469)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                      300            240             30
    Rent expense                              900            300            300
    Stock issued for
     consulting fees                        1,935              -              -
    Decrease(increase) in prepaid expenses      -            565           (751)
    Increase in
     accounts payable                           -              -            470
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                    (8,703)        (2,572)        (4,420)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -           (300)
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                      (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                    10,000              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                997         (2,572)        (4,720)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          3,569         10,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          997  $         997  $       5,280
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending December 31, 1999 reflects a current asset value and a total asset value of $997, primarily in the form of cash, as compared to $6,031 and $6,301 in current and total assets as of December 31, 1998.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended December 31, 1999 and 1998, the Company showed net losses of $3,677 and $1,180, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses, as well as the additional costs related to new business consultation and start up during the initial quarter ended 9/30/98.

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

       There have been no reports on Form 8-K for the quarter ending December 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VII, INC.
(Registrant)

Date: February 3, 2000

/s/
Michael R. Quinn, Secretary/Treasurer