Form 10KSB
period 2000-06-30
SUNBURST ACQUISITIONS VII INC
filed 2000-09-27
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-KSB

(Mark One)
_X_Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 2000.

___Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:  0-24703

                  SUNBURST ACQUISITIONS VII, INC.
              (Name of small business in its charter)

         Colorado                            84-1466651
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                         4807 S. Zang Way
Address of Principal Executive Office (street and number)

                     Morrison, Colorado 80465
             City, State and Zip Code

Issuer's telephone number:  (303) 979-2404

Securities to be registered under Section 12(b) of the Act:

                 Title of each class
                           N/A

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of September 28, 2000.

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

       As of the end of its fiscal year ending June 30, 2000, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending June 30, 2000, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions has, as yet, resulted in any type of agreement.

       It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The
Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in
(i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $10,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended June 30, 2000, reflects a current asset value of $53, all of which is in the form of cash, and a total asset value of $53.

Results of Operations

       During the period from June 30, 1998 (inception) through June
30, 2000, the Company accumulated a deficit of $13,082. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

       For the fiscal year ending June 30, 2001, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

Year 2000 Compliance

       Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues could become material to the Company following its completion of a business combination transaction in the event that the business it acquired uses computer equipment or software which experienced disruptions as a result of the Year 2000 date change. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.   FINANCIAL STATEMENTS.

       See following pages.
SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)

Report of Independent Public Accountants
Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of SUNBURST
ACQUISITIONS VII, Inc.

       We have audited the accompanying balance sheet of Sunburst Acquisitions VII, Inc. (a development stage company) as of June 30, 2000, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (June 30, 1998), to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions VII, Inc. as of June 30, 2000, and the results of its operations and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (June 30, 1998) to June 30, 2000, in conformity with generally accepted accounting principles.

Comiskey & Company, P.C.
Denver, Colorado
August 21, 2000

SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2000


ASSETS
CURRENT ASSETS
       Cash and cash equivalents                      $    53

       Total current assets                                53

TOTAL ASSETS                                          $    53

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Total current liabilities                            -

STOCKHOLDERS' EQUITY
       Preferred stock, no par value
       20,000,000 shares authorized;
       100,000 shares issued and
       outstanding                                     10,000

       Common stock, no par value;
       100,000,000 shares authorized;
       1,935,000 shares issued and
       outstanding                                      1,935
Additional paid-in capital                              1,200
Deficit accumulated during the development stage     (13,082)
                                                           53
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                 $    53

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                  For the period      For the       For the
                                  from inception   year ended    year ended
                                  (June 30, 1998)    June 30,      June 30,
                                to June 30, 2000         2000          1999
REVENUES                          $     -              $    -       $     -

EXPENSES
Amortization                          300                 240            60
Bank service fees                       7                   7             -
Consulting fees                     1,935                   -             -
General office                        879                 342           537
Gifts                                  24                   -            24
Legal fees                          3,706               1,021         2,685
Professional fees                   5,031               2,711         2,320
Rent                                1,200                 600           600

Total expenses                     13,082               4,921         6,226

NET LOSS                         (13,082)             (4,921)       (6,226)

Accumulated deficit

Balance, beginning
      of period                         -             (8,161)       (1,935)

Balance, end of
      period                    $(13,082)           $(13,082)      $(8,161)

NET LOSS PER SHARE                $(0.01)              (NIL)   (NIL)

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON STOCK AND
 COMMON STOCK EQUIVALENTS
 OUTSTANDING                    2,135,000           2,135,000     2,135,000

The accompanying notes are an integral part of the financial statements.



SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 1 of 3)

                                         Preferred Stock
                                Number of
                                   Shares              Amount

Preferred stock issued for
 cash, June 1998
 at $0.10 per share               100,000             $10,000

Common stock issued for
 services, June 1998
 at $0.001 per share                    -                   -

Net loss for the year
ended June 30, 1998                     -                   -

Balance
 June 30, 1998                    100,000              10,000

Rent at no charge                       -                   -

Net loss for the year
 ended June 30, 1999                    -                   -

Balance June 30, 1999             100,000              10,000

Rent at no charge                       -                   -

Net loss for the year
 ended June 30, 2000                    -                   -

Balance, June 30, 2000            100,000             $10,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 2 of 3)

                                           Common Stock
                                       Number of
                                          Shares       Amount
Preferred stock issued for
 cash, June 1998
 at $0.10 per share                            -       $    -

Common stock issued for
 services, June 1998
 at $0.001 per share                   1,935,000        1,935

Net loss for the year
 ended June 30, 1998                           -            -

Balance
 June 30, 1998                         1,935,000        1,935

Rent at no charge                              -            -

Net loss for the year
 ended June 30, 1999                           -            -

Balance
 June 30, 1999                         1,935,000        1,935

Rent at no charge                              -            -

Net loss for the year
 ended June 30, 2000                           -            -

Balance, June 30, 2000                 1,935,000       $1,935

The accompanying notes are an integral part of the financial statements.



SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 3 of 3)

                                                Deficit
                                            accumulated
                               Additional    during the        Total
                                  paid-in   development   stockholders'
                                  capital         stage       equity
Preferred stock issued for
 cash, June 1998
 at $0.10 per share               $     -       $     -      $10,000

Common stock issued for
 services, June 1998
 at $0.001 per share                    -             -        1,935

Net loss for the year
 ended June 30, 1998                    -       (1,935)      (1,935)

Balance,
 June 30, 1998                          -       (1,935)       10,000

Rent at no charge                     600             -          600

Net loss for the year
 ended June 30, 1999                    -       (6,226)      (6,226)

Balance June 30, 1999                 600       (8,161)        4,374

Rent at no charge                     600             -          600

Net loss for the year
 ended June 30, 2000                    -       (4,921)      (4,921)

Balance, June 30, 2000             $1,200     $(13,082)     $     53

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                  For the period      For the       For the
                                  from inception   year ended    year ended
                                  (June 30, 1998)    June 30,      June 30,
                                to June 30, 2000         2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                               $(13,082)     $(4,921)      $(6,226)
Adjustments to reconcile
  net loss to net cash flows
  from operating activities:
       Amortization                          300          240            60
       Rent expense                        1,200          600           600
       Stock issued for
         consulting fees                   1,935            -             -
       Decrease (increase) in prepaid
         expenses                              -          565         (565)

Net cash flows from
       operating activities              (9,467)      (3,516)       (6,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs             (300)            -         (300)

Net cash flows from
       investing activities                (300)            -         (300)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock               10,000            -             -

Net cash flows from
       financing activities               10,000            -             -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                          53      (3,516)       (6,431)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                     -        3,569        10,000



CASH AND CASH EQUIVALENTS,
       END OF PERIOD                          53           53         3,569

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Development Stage Company

Sunburst Acquisitions VII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1998. The initial principal office of the Company is 4807
S. Zang Way, Morrison, CO  80465.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the corporation shall be established by the board of directors.

Loss Per Share
Loss per share was computed using the weighted average number of common share equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were capitalized and are being amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 due to SOP 98-5.

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY

       As of June 30, 2000, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

       As of June 30, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

       Commencing on July 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

        In the event of a liquidation, dissolution, or winding up of the Corporation, the holders of shares of this Series A shall be entitled to receive out of the assets of the Corporation an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Corporation and all other preferred stock of the Corporation. If the assets of the Corporation are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series, the holders shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

       To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Corporation by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

       The holders of shares of this Series A shall have no right to vote either in the election of directors or in any other matter.

3.   RELATED PARTY TRANSACTIONS

       As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and together are the owners of 1,614,000 shares of its common stock, constituting approximately 83% of the Company's issued and outstanding shares of common stock. If the purchasers of the Series A shares exercise the conversion privilege, Jay Lutsky and Michael R. Quinn together will own 1,649,000 shares constituting approximately 77% of the Company's issued and outstanding shares.

       The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.   INCOME TAXES

       The Company has a Federal net operating loss carryforwards of approximately $13,000 expiring in the year 2018 and 2020. The tax benefit of this net operating losses is approximately $2,500 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended June 30, 2000, the valuation allowance increased by approximately $900.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                   Part III

       ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                       Age           Positions Held and
                                                Tenure

Jay Lutsky                 56            President, and a
                                         Director since
                                         June, 1998.

Michael R. Quinn           75            Secretary/Treasurer,
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

       Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990,
Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

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

       He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Lutsky.

Compliance With Section 16(a) of the Exchange Act.

       Michael R. Quinn and Jay Lutsky were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. Neither of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before October 15, 2000.

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

Name and                   Number of Shares            Percent of
Address                    Owned Beneficially          Class Owned
Michael R. Quinn<F1>
2082 Cherry Street
Denver, Colorado  80207           823,000<F2>                38.55%

Jay Lutsky <F1>
4807 S. Zang Way
Morrison, CO  80465               826,000<F3>                38.69%

All directors and executive
officers (2 persons)              1,649,000                  77.24%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2>  Includes 15,000 shares of common stock issuable upon conversion of
Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.
<F3> Includes 20,000 shares of common stock issuable upon conversion of
Series A Preferred Stock. Each share of Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.

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

       (a)  The Exhibits listed below are incorporated by reference.

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

27            Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2000.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VII, INC.


By: /s/ ________________
        Jay Lutsky  (Principal Executive Officer and Director)
        Date: September 28, 2000


By: /s/ ________________
        Michael R. Quinn  (Principal Financial Officer and Director)
        Date: September 28, 2000