Form 10QSB
period 2001-03-31
SUNBURST ACQUISITIONS VII INC
filed 2001-05-15
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 05/11/01 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended March 31, 2001



                             CONTENTS


     Balance Sheet                                      1
     Statements of Operations                           2
     Statements of Cash Flows                           3
     Notes to Financial Statements                      4




                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2001


   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   2,509
                                                     ---------

     Total current assets                                2,509
                                                     ---------


     TOTAL ASSETS                                    $   2,509
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $   2,257
   Accounts payable - related party                        629
                                                     ---------

     Total current liabilities                           2,922

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            4,150
   Deficit accumulated
     during the
     development stage                                 (16,498)
                                                     ---------
                                                          (413)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   2,509
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months   For the nine months
                     March            ended March 31,     ended December 31,
                     31, 2001        2001       2000       2001       2000
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -        240
  Bank charges                 7          -          -          -          7
  Consulting fees          1,935          -          -          -          -
  General office             917          -         48         38        341
  Gifts                       24          -          -          -          -
  Legal fees               4,377         36          -        671      1,021
  Professional fees        7,288        573        400      2,257      2,215
  Rent                     1,650        150        150        450        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       16,498        759        598      3,416      4,274
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (16,498)      (759)      (598)    (3,416)    (4,274)

Accumulated deficit
  Balance, Beginning
  of period                    -    (15,739)   (11,837)   (13,082)    (8,161)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (16,498) $ (16,498) $ (12,435) $ (16,498) $ (12,435)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                 2




                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the nine   For the nine
                                   1998) to        months ended   months ended
                                   March 31,       March 31,      March 31,
                                   2001            2001           2000
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (16,498) $      (3,416) $      (4,274)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -            240
    Rent expense                            1,650            450            450
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
      payable                               2,257          2,257            400
    Increase in accounts
      payable - related party                 665            665              -
    Decrease in prepaid
      expenses                                  -              -            565
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (9,691)           (44)        (2,619)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 2,500          2,500              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    12,500          2,500              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              2,509          2,456         (2,619)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             53          3,569
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        2,509  $       2,509  $         950
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                3



                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001



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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $12,500 from its inside capitalization funds.
The Company's balance sheet for the period ending March 31, 2001 reflects a current asset value and a total asset value of $2,509, in the form of cash, as compared to $950 in current and total assets as of March 31, 2000.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended March 31, 2001 and 2000, the Company showed net losses of $759 and $598, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

PART II

ITEM 5.  OTHER INFORMATION

        NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       NONE

       There have been no reports on Form 8-K for the quarter ending March 31, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VII, INC.
(Registrant)

Date: May 11, 2001

/s/
Jay Lutsky, President