Form 10QSB/A
period 2001-09-30
SUNBURST ACQUISITIONS VII INC
filed 2001-12-13
CIK 1065467

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




                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               September 30, 2001


   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     844
                                                     ---------

     Total current assets                                  844
                                                     ---------


     TOTAL ASSETS                                    $     844
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $   3,144
                                                     ---------

     Total current liabilities                           3,144

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            4,450
   Deficit accumulated
     during the
     development stage                                 (18,685)
                                                     ---------
                                                        (2,300)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     844
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
                     ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                 2




                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1998) to        months ended   months ended
                                   September 30    September 30,  September 30,
                                   2001            2001           2000
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (18,685) $      (1,546) $        (852)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -            240
    Rent expense                            1,950            150            150
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
      payable                               3,144            396              -
    Decrease in prepaid
      expenses                                  -              -            288
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (11,356)        (1,000)          (174)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 2,500              -              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    12,500          2,500              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                844         (1,000)          (174)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          1,844          3,569
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          844  $         844  $       3,395
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

Date: December 13, 2001

/s/
Jay Lutsky, President