Form 10KSB
period 2002-06-30
SUNBURST ACQUISITIONS VII INC
filed 2005-11-09
CIK 1065467

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended June 30, 2002

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____.

                             SUNBURST ACQUISITIONS VII, INC.
                        (Name of small business in its charter)


 Colorado                              0-24483              84-1461844
(State or other jurisdiction     (Commission File Number)  (IRS Employer
of incorporation)                                       Identification Number)





                                4807 S. Zang Way
                               Morrison, Colorado  80465
(         Address of principal executive offices)  (Zip Code)


Issuer's telephone number, including area code: (303) 979-2404
Securities to be registered under Section 12(b) of the Act:  None


                            Title of each class

                                    N/A


Securities to be registered under Section 12(g) of the Act:
                       Common Stock, no par value
                            (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


State issuer's revenues for its most recent fiscal year: $ 0.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See
definition of affiliate in Rule 12b-2 of the Exchange Act.)   $0

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the Company had 2,135,000 shares outstanding.


(DOCUMENTS INCORPORATED BY REFERENCE)
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes ____; No
_X__



ITEM 1.        DESCRIPTION OF BUSINESS.


General

The Company was incorporated under the laws of the State of Colorado on June 30, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have consisted of the raising of capital and efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

To date, the Company's only activities have been organizational ones, directed at developing its businessplan and raising its initial capital. The Company has no full-time employees and owns no real estate.

As of the end of its fiscal year June 30, 2002, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will continue to be directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to undercapitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

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


Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of several other blind pool or blank check corporations. Each of these other corporations has the same business plan as the Company.

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


It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. In order to acquire 80% or more of the outstanding stock of a business to be acquired, it is likely that the Company would be required to issue a substantial number of shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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


ITEM 3.        LEGAL PROCEEDINGS.
The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2002.


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's securities are currently held of record by a total of approximately 116 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of June 30, 2002 the Company remains in the development stage. For the fiscal year ended June 30, 2002 the Company's balance sheet reflects current asset and total assets of $844 (cash and cash equivalents) and total current liabilities of $7,527.

The Company will carry out its plan of business as discussed above.
The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) to June 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2002 the Company expects to contiune its effoerts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also contiue to operate at a loss after completion of a business combination.

From the date of filing of its registration statement under the Securities Exchange Act of 1934 (June 17, 1998) until the end of the second quarter of its June 2002 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended December 31, 2001, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

After the second quarter of its June 2001 fiscal year, the Company remained dormant for the all of 2002, 2003, 2004, and 2005 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In September 2005 the Company began to take steps (starting with March 2002 10QSB) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to on-going filing requirements with the Securities and Exchange Commission were paid by the Company's president in March 2002 in the approximate amount of $6,800.


Need for Additional Financing

It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accourdingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securiies, or through the private placement of resticted secrities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain
Relationships and Transactions."


ITEM 7.        FINANCIAL STATEMENTS.
See the following pages.




SUNBURST ACQUISITIONS VII, INC.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statement of Stockholders' Equity (Deficit)                   F-4
Statements of Cash Flows                                      F-5
Notes to Financial Statements                                 F-6



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunburst Acquisition VII, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VII, Inc. as of June 30, 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (June 30, 1998) to June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition VII, Inc.
for the period from June 30, 1998 (Date of Inception) to June 30, 2001, were audited by other auditors whose report dated August 24, 2001, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VII, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (June 30, 1998) to June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

October __, 2005
Larry O'Donnell, CPA, P.C.
_______________
                                     F-1



                         Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $       844

                                                                  ---------
Total current assets                                                    844
                                                                  ---------


TOTAL ASSETS                                                     $      844
                                                                  =========


LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                   $    857
Accounts payable - related party                                      6,670
                                                                  ---------
Total current liabilities                                             7,527

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding                              -
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding                                                          11,935
Additional paid-in capital                                            4,900
Common stock subscribed                                                  -
Deficit accumulated during the development stage                    (23,518)
                                                                  ---------
                                                                     (6,683)
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)             $       844
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2002              2002          2001

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank service fees                               7               -             -
Consulting fees                             1,935               -             -
General office                                917               -            38
Gifts                                          24               -             -
Legal fees                                  6,976           2,599           671
Professional fees                          10,959           3,180         2,748
Rent                                        2,400             600           600
                                        ---------          ------         -----
Total expenses                             23,518           6,379         4,057
                                        ---------       ---------      --------
NET LOSS                                  (23,518)         (6,379)       (4,057)

Accumulated deficit
Balance, beginning
of period                                       -         (17,139)      (13,082)
                                        ---------       ----------    ---------
Balance, end of
period                               $    (23,518)  $     (23,518) $    (17,139)
                                        =========       ==========    =========


NET LOSS PER SHARE                       $  (0.01)         $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                             2,135,000        2,135,000    2,135,000
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from inception (June 30, 1998) to June 30, 2002

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     development   holders
                               shares        Amount   shares        Amount     capital     stage         equity
                                                                                                        (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, June 1998 at $0.10
   per share                     100,000  $  10,000            -   $     -     $        -    $        -  $10,000

Common stock issued for services,
   June 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   June 30, 1998                       -          -            -         -              -      (1,935)    (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1998           100,000     10,000    1,935,000     1,935              -      (1,935)    10,000

Rent at no Charge                      -          -            -                      600            -       600

Net loss for the year ended
   June 30, 1999                       -          -            -         -              -      (6,226)    (6,226)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1999           100,000     10,000    1,935,000     1,935            600      (8,161)     4,374

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2000                       -          -            -         -              -       (4,921)   (4,921)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2000           100,000     10,000    1,935,000     1,935          1,200      (13,082)       53

Shareholder contributions
   October 30, 2000                    -          -            -         -          2,500            -     2,500

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2001                       -          -            -         -              -       (4,057)   (4,057)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2001           100,000     10,000    1,935,000     1,935          4,300      (17,139)     (904)

Conversion of preferred stock   (100,000)   (10,000)     200,000    10,000              -            -         -

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2002                       -          -            -         -              -       (6,379)   (6,379)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2002                 -   $      -    2,135,000   $11,935      $   4,900     $(23,518)  $(6,683)
                                ========   ========    =========   =======      =========     ========   =======

The accompanying notes are an integral part of the financial statements.
					F-4





                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2002              2002          2001
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (23,518)       $  (6,379)      $  (4,057)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           2,400              600             600
  Stock issued for consulting fees       1,935                -               -
  Increase (decrease) in
    accounts payable                       857           (1,891)          2,748
  Increase in accounts payable-
  related party                          6,670            6,670               -
                                    ----------         --------          -------
Net cash flows from operating
activities                             (11,356)          (1,000)           (709)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Shareholder contributions                2,500                -           2,500
Issuance of preferred stock,
 converted to common stock              10,000                -               -
                                    ----------         --------          ------
Net cash flows from financing
activities                              12,500                -           2,500
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       844           (1,000)          1,791

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -             1,844              53
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $       844         $    844          $1,844
                                     =========         ========          ======

The accompanying notes are an integral part of the financial statements.
                                      F-5


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 2002

1.        Summary of Significant Accounting Policies
Development Stage Company
Sunburst Acquisitions VII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1998. The initial principal office of the corporation is 4807 South Zang Way, Morrison, Colorado 80465.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the corporation shall be established by the board of directors.

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

Organization Costs
Costs to incorporate the Company have been capitalized and were being amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 due to SOP 98-5.


Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represents financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2002 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
As of June 30, 2002, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

Prior to January 1, 2002, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

Commencing on July 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefore, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

In the event of liquidation or dissolution of the Company, the holders of shares of this Series A shall be entitled to receive out of the assets of the Company an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Company and all other preferred stock of the Company. If the assets of the Company are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series, the holders shall share ratably in any such distribution of assets in accourdance with the amounts which would be payable on such distribution if the amounts, to which the holders of this and all such other series are entitled, were paid in full.

To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Company by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends theron to the date fixed for redemption.

The holders of shares of this Series A shall have the right to vote wither in the election of directors or in any other matter.

On January 1, 2002, the holders of the Company's preferred stock agreed to convert all 100,000 no par Series A preferred shares to common shares. The conversion rate of of two shares of common stock for each share of Series A preferred stock was stipulated in Articles of Incorporation.

3.        Related Party Transactions
As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and are the owners of 1,649,000 shares of common stock, constituting approximately 77% of the Company's issued and outstanding shares.

The Company's President is providing office space at no charge to the Company. For purposes of financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $23,500 expiring during the years 2018 through 2022. The tax benefit of these net operating losses is approximately $4,500 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended June 30, 2002, the valuation allowance increased by approximately $1,200.



ITEM 8A.         CONTROLS AND PROCEDURES.
The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2002, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The director and executive officer currently serving the Company is as follows:

Name                Age    Positions Held and Tenure

Jay Lutsky          62     President and a Director since June 1998


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


Biographical Information

JAY LUTSKY
Mr. Lutsky has served as President, and as a Director of the Company since its inception. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. >From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight"), a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions III, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII Inc.(until sold on March 17, 2005), all of which are or were blind pool or blank check companies.

He earned a Bachelor of Science degree from Kent State University in 1967.

Compliance with Section 16(a) of the Exchange Act.

Mr. Lutsky filed an Initial Statement of Beneficial Ownership of
Securities on Form 3.


Audit Committee.
As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee''s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics
The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company is a "blind pool" or "blank check" company whose shares are not yet trading. Compliance With Section 16(a) of the Exchange Act.

The Company's officers and directors plan to file an Annual Statement of Changes in Beneficial Ownership.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended June 30, 2002, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                 Number of Shares Owned   Percent of Class
                                 Beneficially             Owned
Michael R. Quinn
2082 Cherry Street
Denver, Colorado 80207            821,000                   38.45%


Jay Lutsky (1)
4807 S. Zang Way
Morrison, CO 80465                826,000                   38.69%


All directors and
executive
officers (1 person)               826,000                   38.69%


(1) The person listed is an officer, a director, or both, of the Company.



ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as theCompany. These companies may be in direct competition with the Company for available opportunities.

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


          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 0 for the fiscal year ended June 30, 2002. For the year ended June 30, 2001, Comiskey & Company P.C. billed the Company a total of $2,600 for the audit of June 30, 2001 and the review of interim periods.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2001, Comiskey & Company P.C. billed the Company a total of $1,475 for tax preparation.


All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal year ended June 30, 2002. For the fiscal year ended June 30, 2001, Comiskey & Company P.C. did not bill the Company for any products and services other than the foregoing.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS VII, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: November 8, 2005