Form 10KSB
period 2003-06-30
SUNBURST ACQUISITIONS VII INC
filed 2005-11-09
CIK 1065467

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended June 30, 2003

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the Company had 2,135,000 shares outstanding.


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

As of the end of its fiscal year June 30, 2003, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2003.


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


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of June 30, 2003 the Company remains in the development stage. For the fiscal year ended June 30, 2003 the Company's balance sheet reflects current asset and total assets of $819 (cash and cash equivalents) and total current liabilities of $7,527.

The Company will carry out its plan of business as discussed above.
The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) to June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2003 the Company expects to contiune its effoerts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also contiue to operate at a loss after completion of a business combination.

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

After the second quarter of its June 2001 fiscal year, the Company remained dormant for the all of 2002, 2003, 2004, and 2005 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In September 2005 the Company began to take steps (starting with March 2002 10-QSB) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to on-going filing requirements with the Securities and Exchange Commission were paid by the Company's president in March 2002 and September 2002 in the amounts of approximately $6,700 and $800 respectively.

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



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunburst Acquisition VII, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VII, Inc. as of June 30, 2003, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (June 30, 1998) to June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition VII, Inc.
for the period from June 30, 1998 (Date of Inception) to June 30, 2001, were audited by other auditors whose report dated August 24, 2001, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VII, Inc. as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (June 30, 1998) to June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

October __, 2005
Larry O'Donnell, CPA, P.C.
_______________
                                     F-1



                         Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $      819

                                                                  ---------
Total current assets                                                    819
                                                                  ---------


TOTAL ASSETS                                                     $      819
                                                                  =========


LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related party                                  $   7,527
                                                                  ---------
Total current liabilities                                             7,527

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding                              -
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding                                                          11,935
Additional paid-in capital                                            5,500
Common stock subscribed                                                  -
Deficit accumulated during the development stage                    (24,143)
                                                                  ---------
                                                                     (6,708)
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)             $       819
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2003              2003          2002

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank service fees                               7               -             -
Consulting fees                             1,935               -             -
General Office                                942              25             -
Gifts                                          24               -             -
Legal fees                                  6,976               -         2,599
Professional fees                          10,959               -         3,180
Rent                                        3,000             600           600
                                        ---------          ------         -----
Total expenses                             24,143             625         6,379
                                        ---------       ---------      --------
NET LOSS                                  (24,143)           (625)       (6,379)

Accumulated deficit
Balance, beginning
of period                                       -         (23,518)      (17,139)
                                        ---------       ----------    ---------
Balance, end of
period                               $    (24,143)  $     (24,143) $    (23,518)
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
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from inception (June 30, 1998) to June 30, 2003

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     development   holders
                               shares        Amount   shares        Amount     capital     stage         equity
                                                                                                        (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, June 1998 at $0.10
   per share                     100,000  $  10,000            -   $     -     $        -    $        -  $10,000

Common stock issued for services,
   June 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   June 30, 1998                       -          -            -         -              -      (1,935)    (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1998           100,000     10,000    1,935,000     1,935              -      (1,935)    10,000

Rent at no charge                      -          -            -                      600            -       600

Net loss for the year ended
   June 30, 1999                       -          -            -         -              -      (6,226)    (6,226)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1999           100,000     10,000    1,935,000     1,935            600      (8,161)     4,374

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2000                       -          -            -         -              -       (4,921)   (4,921)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2000           100,000     10,000    1,935,000     1,935          1,200      (13,082)       53

Shareholder contributions
   October 30, 2000                    -          -            -         -          2,500            -     2,500

Rent at no charge                      -          -            -         -           600             -       600

Net loss for the year ended
   June 30, 2001                       -          -            -         -              -       (4,057)   (4,057)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2001           100,000     10,000    1,935,000     1,935          4,300      (17,139)     (904)

Conversion of preferred stock   (100,000)   (10,000)     200,000    10,000              -            -         -

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2002                       -          -            -         -              -       (6,379)   (6,379)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2002                 -          -    2,135,000    11,935          4,900      (23,518)   (6,683)

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2003                       -          -            -         -              -         (625)     (625)
                                --------   --------    ---------   -------      ---------      --------  -------
Balance June 30, 2003                  -   $      -    2,135,000  $ 11,935       $  5,500     $(24,143)  $(6,708)
                                ========   ========    =========  ========      =========     =========   =======


				      F-4

 The accompanying notes are an integral part of the financial statements.



                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2003              2003          2002
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (24,143)       $    (625)      $  (6,379)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           3,000              600             600
  Stock issued for consulting fees       1,935                -               -
  Decrease in accounts payable               -             (857)         (1,891)
  Increase in accounts payable-
  related party                          7,527              857           6,670
                                    ----------         --------          -------
Net cash flows from operating
activities                             (11,381)             (25)         (1,000)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Shareholder contributions                2,500                -               -
Issuance of preferred stock,
 converted to common stock              10,000                -               -
                                    ----------         --------          ------
Net cash flows from financing
activities                              12,500                -               -
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       819              (25)         (1,000)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -               844           1,844
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $       819         $    819          $  844
                                     =========         ========          =======

The accompanying notes are an integral part of the financial statements.
                                      F-5


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 2003

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

Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2003 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
As of June 30, 2003, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

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


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $24,000 expiring during the years 2018 through 2023. The tax benefit of these net operating losses is approximately $4,600 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended June 30, 2003, the valuation allowance increased by approximately $100.



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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended June 30, 2003, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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


          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audits of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 0 for the fiscal years ended June 30, 2003 and 2002.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended June 30, 2003 and 2002.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2003 and 2002.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS VII, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: November 8, 2005