Form 10QSB
period 2004-03-31
SUNBURST ACQUISITIONS VII INC
filed 2005-11-09
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

       (a) The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2004
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2004
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     819
                                                     ---------

     Total current assets                                  819
                                                     ---------

     TOTAL ASSETS                                    $     819
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - related party                  $   7,527
                                                     ---------

     Total current liabilities                           7,527

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            5,950
   Deficit accumulated
     during the
     development stage                                 (24,593)
                                                     ---------
                                                        (6,708)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $     819
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months  For the nine months
                     March 31,      ended March 31,       ended March 31,
                     2004            2004       2003       2004       2003
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge          7          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office             942          -          -          -         25
  Gifts                       24          -          -          -          -
  Legal fees               6,976          -          -                     -
  Professional fees       10,959          -          -                     -
  Rent                     3,450        150        150        450        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       24,593        150        150        450        475
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (24,593)      (150)      (150)      (450)      (475)

Accumulated deficit
  Balance, Beginning
  of period                    -    (24,443)   (23,843)   (24,143)   (23,518)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (24,593) $ (24,593) $ (23,993) $ (24,593) $ (23,993)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (June 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              March 31,       March 31,      March 31,
                              2004            2004           2003
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (24,593) $        (450) $        (475)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       3,450            450            450
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease in accounts payable           -              -           (857)
    Increase in accounts payable
     related party                     7,527              -            857
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (11,381)             -            (25)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions            2,500              -              -
  Issuance of preferred
   stock, converted to
   common stock                       10,000              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               12,500              -              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                           819              -            (25)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -            819            844
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $          819  $         819  $         819
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $12,500 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending March 31, 2004 reflects a current asset value of $819 and a total asset value of $819, entirely in the form of cash, as compared to $819 and $819 in current and total assets as of March 31, 2003.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
March 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended March 31, 2004 and 2003, the Company showed net losses of $150 and $150, respectively. For the nine months ended March 31, 2004 and 2003, the Company showed net losses of $450 and $475, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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