Form 10QSB
period 2004-12-31
SUNBURST ACQUISITIONS VII INC
filed 2005-11-09
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2004.

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

       (a) The financial statements of registrant for the three months ended December 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 2004
                               (Unaudited)


                             CONTENTS


     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4




                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEET
                               December 31, 2004
                                   (Unaudited)


   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     819
                                                     ---------

     Total current assets                                  819
                                                     ---------


     TOTAL ASSETS                                    $     819
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable-related party                    $   7,527
                                                     ---------

     Total current liabilities                           7,527

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
     Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            6,400
   Deficit accumulated
     during the
     development stage                                 (25,043)
                                                     ---------
                                                        (6,708)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $     819
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1



                       Sunburst Acquisitions VII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months   For the six months
                     December      ended December 31,     ended December 31,
                     31, 2004        2004       2003       2004       2003
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                 7          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office             942          -          -          -          -
  Gifts                       24          -          -          -          -
  Legal fees               6,976          -          -          -          -
  Professional fees       10,959          -          -          -          -
  Rent                     3,900        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

      Total expense       25,043        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (25,043)      (150)      (150)      (300)      (300)

Accumulated deficit
  Balance, Beginning
  of period                    -    (24,893)   (24,293)   (24,743)   (24,143)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (25,043) $ (25,043) $ (24,443) $ (25,043) $ (24,443)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.01) $  (0.00)  $   (0.00) $  (0.00)  $   (0.00)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                 F-2




                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                   For the period
                                   from inception
                                   (June 30,       For the six    For the six
                                   1998) to        months ended   months ended
                                   December 31,    December 31,   December 31,
                                   2004            2004           2003
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (25,043) $        (300) $        (300)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            3,900            300            300
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
      payable - related party               7,527              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (11,381)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 2,500              -              -
  Issuance of preferred
   Stock, converted to
   common stock                            10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    12,500              -              -
                                   --------------  -------------  -------------

  Net increase in cash and
    cash equivalents                          819              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            819            819
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          819  $         819  $         819
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                F-3



                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                    (Unaudited)


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


                                 F-4





Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $12,500 from its inside capitalization funds.
The Company's balance sheet for the period ending December 31, 2004 reflects a current asset value and a total asset value of $819, in the form of cash, as compared to $819 in current and total assets as of December 31, 2003.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
December 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended December 31, 2004 and 2003, the Company showed net losses of $150 and $150, respectively. For the six months ended December 31, 2004 and 2003, the Company showed net losses of $300 and $300, respectively.

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