Form 10QSB
period 2005-09-30
SUNBURST ACQUISITIONS VII INC
filed 2005-11-09
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 09/30/05 the following shares of common were outstanding: Common Stock, no par value, 3,785,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__




PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended September 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended September 30, 2005
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




                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)

                                  BALANCE SHEET
                               September 30, 2005
                                  (Unaudited)



   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $  16,069
                                                     ---------

     Total current assets                               16,069
                                                     ---------


     TOTAL ASSETS                                    $  16,069
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                 $       -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     3,785,000 shares issued and
     outstanding                                        28,435
   Additional paid-in capital                           14,377
   Deficit accumulated
     during the development stage                      (26,743)
                                                     ---------
                                                        16,069
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $  16,069
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months
                     September     ended September 30,
                     30, 2005        2005       2004
                     -----------  ---------  ---------

REVENUES             $         -  $       -  $       -
                     -----------  ---------  ---------

EXPENSES
  Amortization               300          -          -
  Bank service fees            7          -          -
  Consulting fees          3,185      1,250          -
  General office             942          -          -
  Gifts                       24          -          -
  Legal fees               6,976          -          -
  Professional fees       10,959          -          -
  Rent                     4,350        150        150
                     -----------  ---------  ---------

      Total expense       26,743      1,400        150
                     -----------  ---------  ---------

NET LOSS                 (26,743)    (1,400)      (150)

Accumulated deficit
  Balance, beginning
  of period                    -    (25,343)   (24,743)
                     -----------  ---------  ---------

  Balance,
  end of period      $   (26,743) $ (26,743) $ (24,893)
                     ===========  =========  =========
NET LOSS PER SHARE   $     (0.01) $   (NIL)  $    (NIL)
                     ===========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,166,144  3,031,739  2,135,000
                     ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                 2




                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1998) to        months ended   months ended
                                   September 30    September 30,  September 30,
                                   2005            2005           2004
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (26,743) $      (1,400) $        (150)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            4,350            150            150
    Stock issued for
     consulting fees                        1,935              -              -
    Decrease in accounts payable -
      related party                             -         (7,527)             -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (20,158)        (8,777)              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                10,027          7,527              -
  Issuance of preferred
   stock, converted to
   common stock                            10,000              -              -
  Issuance of common stock                 16,500         16,500              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    36,527         24,027              -
                                   --------------  -------------  -------------

  Net increase in cash and
   cash equivalents                           819         15,250              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            819            819
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $       16,069  $      16,069  $         819
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                3



                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 2005
                                    (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions VII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2005.

2.  Issuance of Common Stock
    ------------------------

On August 11, 2005 the Company sold 1,650,000 shares of common stock for $16,500 at $0.01 per share to five individuals.





Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $36,527 from its inside capitalization funds.
The Company's balance sheet for the period ending September 30, 2005 reflects a current asset value and a total asset value of $16,069, in the form of cash, as compared to $819 in current and total assets as of September 30, 2004.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended September 30, 2005 and 2004, the Company showed net losses of $1,400 and $150, respectively.

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