Form 10QSB
period 2006-03-31
SUNBURST ACQUISITIONS VII INC
filed 2006-08-14
CIK 1065467

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of 3/31/06 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 3,785,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended March 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2006
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2006
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   7,719
                                                     ---------

     Total current assets                                7,719
                                                     ---------

     TOTAL ASSETS                                    $   7,719
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                  $     534
                                                     ---------

     Total current liabilities                             534

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     3,785,000 shares issued and
     outstanding                                        28,435
   Additional paid-in capital                           14,677
   Deficit accumulated
     during the
     development stage                                 (35,927)
                                                     ---------
                                                         7,185
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $   7,719
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions VII, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months  For the nine months
                     March 31,      ended March 31,       ended March 31,
                     2006            2006       2005       2006       2005
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge          7          -          -          -          -
  Consulting fees          3,185          -          -      1,250          -
  General office             942          -          -          -          -
  Gifts                       24          -          -          -          -
  Legal fees               6,976          -          -                     -
  Professional fees       19,843        534          -      8,884          -
  Rent                     4,650        150        150        450        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       35,927        150        150     10,584        450
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (35,927)      (150)      (150)   (10,584)      (450)

Accumulated deficit
  Balance, Beginning
  of period                    -    (35,243)   (25,043)   (25,343)   (24,743)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (35,927) $ (35,927) $ (25,193) $ (35,927) $ (25,193)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.01) $   (NIL)  $    (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,270,217  3,532,080  2,135,000  3,532,080  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (June 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              March 31,       March 31,      March 31,
                              2006            2006           2005
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (35,927) $     (10,584) $        (450)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,650            450            450
    Stock issued for
     consulting fees                   1,935              -              -
    Increase in accounts payable         534            534              -
    Increase in accounts payable
     related party                         -         (7,527)             -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (28,508)       (17,127)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions           10,027          7,527              -
  Issuance of preferred
   stock, converted to
   common stock                       10,000              -              -
  Issuance of common stock            16,500         16,500              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               36,527         24,027              -
                              --------------  -------------  -------------

  Net increase in cash and
   cash equivalents                    7,719          6,900              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -            819            819
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $        7,719  $       7,719  $         819
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions VII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $36,527 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending March 31, 2006 reflects a current asset value of $7,719 and a total asset value of $7,719, entirely in the form of cash, as compared to $819 and $819 in current and total assets as of March 31, 2005.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
March 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended March 31, 2006 and 2005, the Company showed net losses of $684 and $150, respectively. For the nine months ended March 31, 2006 and 2005, the Company showed net losses of $10,584 and $450, respectively.

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

Date: July 20, 2006

/s/
Jay Lutsky, President