Form 10KSB
period 2006-06-30
SUNBURST ACQUISITIONS VII INC
filed 2006-08-22
CIK 1065467

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended June 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006, the Company had 3,785,000 shares outstanding.


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

As of the end of its fiscal year June 30, 2006, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2006.


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ---The Company's securities are currently held of record by a total of ---approximately 116 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.


ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of June 30, 2006 the Company remains in the development stage. For the fiscal year ended June 30, 2006 the Company's balance sheet reflects current asset and total assets of $7,719 (cash and cash equivalents) and total current liabilities of $0.

The Company will carry out its plan of business as discussed above.
The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) to June 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2006 the Company expects to contiune its effoerts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also contiue to operate at a loss after completion of a business combination.

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

After the second quarter of its June 2001 fiscal year, the Company remained dormant for the all of 2002, 2003, 2004, 2005, and 2006 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In September 2005 the Company began to take steps (starting with March 2002 10-QSB) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to on-going compliance with the Securities and Exchange ---Commission were paid by the Company's president in March 2002 and ---September 2002 in the approximate amounts of $6,700 and $800 ---respectively.

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



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Sunburst Acquisition VII, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VII, Inc. as of June 30, 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended and for the period from inception
June 30, 1998 to June 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition VII, Inc. for the period from June 30, 1998 (Date of Inception) to June 30, 2001, were audited by other auditors whose report dated August 24, 2001, expressed an unqualified opinion on those statements.


I conducted my audit in accordance with standards of the Public
Company Accounting Oversight Board (United States).   Those standards
require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VII, Inc. as of June 30, 2006, and the results of its operations and their cash flows for the two years then ended and for the period from inception June 30, 1998 to June 30, 2006, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

August 15, 2006


_______________
                                     F-1



                         Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $    7,159

                                                                  ---------
Total current assets                                                  7,159
                                                                  ---------


TOTAL ASSETS                                                     $    7,159
                                                                  =========


LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related party                                  $       -
                                                                  ---------
Total current liabilities                                                 -

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding                              -
Common stock, no par value; 100,000,000
shares authorized; 3,785,000 shares issued and
outstanding                                                          28,435
Additional paid-in capital                                           14,826
Deficit accumulated during the development stage                    (36,103)
                                                                  ---------
                                                                      7,159
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)             $     7,159
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2006              2006          2005

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank service fees                               7              10             -
Consulting fees                             3,185           1,250             -
General Office                                942               -             -
Gifts                                          24               -             -
Legal fees                                  6,976               -             -
Professional fees                          19,859           8,900             -
Rent                                        4,800             600           600
                                        ---------          ------         -----
Total expenses                             36,103          10,760           600
                                        ---------       ---------      --------
NET LOSS                                  (36,103)        (10,760)         (600)

Accumulated deficit
Balance, beginning
of period                                       -         (25,343)      (24,743)
                                        ---------       ----------    ---------
Balance, end of
period                               $    (36,103)  $     (36,103) $    (25,343)
                                        =========       ==========    =========


NET LOSS PER SHARE                       $  (0.01)         $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                             3,785,000        3,785,000    2,135,000
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the period from inception (June 30, 1998) to June 30, 2006

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     development   holders
                               shares        Amount   shares        Amount     capital     stage         equity
                                                                                                        (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, June 1998 at $0.10
   per share                     100,000  $  10,000            -   $     -     $        -    $        -  $10,000

Common stock issued for services,
   June 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   June 30, 1998                       -          -            -         -              -      (1,935)    (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1998           100,000     10,000    1,935,000     1,935              -      (1,935)    10,000

Rent at no charge                      -          -            -                      600            -       600

Net loss for the year ended
   June 30, 1999                       -          -            -         -              -      (6,226)    (6,226)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1999           100,000     10,000    1,935,000     1,935            600      (8,161)     4,374

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2000                       -          -            -         -              -       (4,921)   (4,921)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2000           100,000     10,000    1,935,000     1,935          1,200      (13,082)       53

Shareholder contributions
   October 30, 2000                    -          -            -         -          2,500            -     2,500

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2001                       -          -            -         -              -       (4,057)   (4,057)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2001           100,000     10,000    1,935,000     1,935          4,300      (17,139)     (904)

Conversion of preferred stock   (100,000)   (10,000)     200,000    10,000              -            -         -

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2002                       -          -            -         -              -       (6,379)   (6,379)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2002                 -          -    2,135,000    11,935          4,900      (23,518)   (6,683)

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2003                       -          -            -         -              -         (625)     (625)
                                --------   --------    ---------   -------      ---------      --------  -------
Balance June 30, 2003                  -          -    2,135,000    11,935          5,500      (24,143)   (6,708)

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2004                       -          -            -         -              -         (600)     (600)
                                --------   --------    ---------   -------      ---------      --------  -------
Balance at June 30, 2004               -          -    2,135,000    11,935          6,100      (24,743)   (6,708)

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2005                       -          -            -         -              -         (600)     (600)
                                --------   --------    ---------   -------      ---------      --------  -------
Balance at June 30, 2005               -          -    2,135,000    11,935          6,700      (25,343)   (6,708)

Rent at no charge                      -          -            -         -            600            -       600

Common stock purchase
   at $.01 per share                   -          -    1,650,000    16,500              -            -    16,500

Shareholder reclass of A/P             -          -            -         -          7,526            -    16,500

Net loss for the year ended
   June 30, 2006                       -          -            -         -              -      (10,760)  (10,760)
                                --------   --------    ---------   -------      ---------      --------  -------
Balance at June 30, 2006	       -   $      -    3,785,000  $ 28,435      $  14,826     $(36,103)  $16,132
                                ========   ========    =========   =======      =========      ========  =======






 The accompanying notes are an integral part of the financial statements.
                                      F-4



                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (June 30, 1998)   ended         ended
                                  to June 30,       June 30,      June 30,
                                  2006              2006          2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (36,103)       $ (10,760)      $    (600)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           4,800              600             600
  Stock issued for consulting fees       1,935                -               -
  Increase in accounts payable-
  related party                              -           (7,527)              -
                                    ----------         --------        --------
Net cash flows from operating
activities                             (29,068)         (17,687)              -

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------        --------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Shareholder contributions               10,027            7,527               -
Issuance of preferred stock,
 converted to common stock              10,000                -               -
Issuance of common stock                16,500           16,500
                                    ----------         --------        --------
Net cash flows from financing
activities                              36,527           24,027               -
                                    ----------         --------        --------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                     7,159            6,340               -

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          -              819             819
                                    ----------         --------        --------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $     7,159         $  7,159        $    819
                                     =========         ========        ========

The accompanying notes are an integral part of the financial statements.
                                      F-5


                       Sunburst Acquisitions VII, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              June 30, 2006

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

Consideration of Other Comprehensive Income Items
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2006 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
As of June 30, 2006, 3,785,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

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

3.        Related Party Transactions
As of the date hereof, Michael R. Quinn and Jay Lutsky are the ---officers and directors of the Company, and are the owners of 1,649,000 ---shares of common stock, constituting approximately 77% of the Company's ---issued and outstanding shares.

The Company's President is providing office space at no charge to the Company. For purposes of financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $36,103 expiring during the years 2019 through 2026. The tax benefit of ---these net operating losses is approximately $6,873 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended June 30, 2006, the valuation allowance increased by ---approximately $2,073.



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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended June 30, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address               Number of Shares Owned   Percent of Class
                               Beneficially             Owned

Michael R. Quinn
2082 Cherry Street
Denver, CO 80207                821,000                   21.69%


Jay Lutsky (1)
4807 S. Zang Way
Morrison, CO 80465              826,000                   21.82%

Mark Shindler
300 E 75th Street, Apt 19A
New York, NY 10021              800,000                   21.14%

Haining Zhang
RR 3, Box 3087
East Stroudsburg, PA 18301      750,000                   19.82%


All directors and
executive
officers (1 person)               826,000                   21.82%

(1) The person listed is an officer, a director, or both, of the Company.

Stock Purchase Agreement

The four individuals identified above as the owners of more than 10% of the Company's outstanding common shares are parties to a Stock Purchase Agreement with Zhang Jun Chuan. The Agreement, which is dated
August 10, 2006, contemplates that they and one other shareholder will sell to Mr. Zhang 3,299,000 shares of the Company's common stock, representing 87% of the outstanding shares. In connection with the sale, Jay Lutsky will resign from his position as as officer and director of the Company, after electing Zhang Jun Chuan to replace him. The sale and Mr. Lutsky's resignation will occur ten days after the Company mails to its shareholders of record an information statement that meets the requirements of Rule 14f-1 of the Securities and Exchange Commission.

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

Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares for services rendered at a price of $0.001 per share, and the total purchase price for all presently issued and outstanding shares (including both common stock and Series A Convertible Preferred Stock) was $28,435, of which $26,500 was paid in cash and $1,935 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.




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


          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audits of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 0 for the fiscal years ended June 30, 2006 and 2005.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended June 30, 2006 and 2005.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2006 and 2005.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS VII, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: August 4, 2006