Form 10QSB
period 2006-09-30
SUNBURST ACQUISITIONS VII INC
filed 2006-11-14
CIK 1065467

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24483

SUNBURST ACQUISITIONS VII, INC.
(Name of Small Business Issuer in its Charter)
Colorado	84-146184
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Citic Plaza, 233 TianHeBei Road, Room 1602B-1603, Guangzhou, China  510613

(Address of principal executive offices)

Issuer's Telephone Number: 86 139250 71672

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]                  No  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]                No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 13, 2006

Common Voting Stock: 9,720,000 shares

Transitional Small Business Disclosure Format (check one):     Yes  [  ]                No [X]

Sunburst Acquisitions VII, Inc.

Consolidated Balance Sheet

September 30,
2006
(Unaudited)
USD
Assets

Current Assets
Cash and cash equivalents	21,747
Prepayments, deposits and other receivable	28,271

Total Current Assets	50,018

Property, plant and equipment, net	53,260

Total Assets	103,278

Liabilities and Stockholders’ Equity

Current Liabilities
Amounts due to directors (Note 4)	91,986
Accrued expenses and other payable	9,746
Income tax payable	1,427

Total Current Liabilities	103,159

Stockholders’ Equity
Preferred stock, no par value; 20,000,000 shares authorized; no shares
issued and outstanding	-
Common stock (Note 5)	28,435
Accumulated deficit	(29,938)
Accumulated other comprehensive income	1,622

Total Stockholders’ Equity	119

Total Liabilities and Stockholders’ Equity	103,278

See the accompanying notes to the unaudited consolidated financial statements

Sunburst Acquisitions VII, Inc.

Consolidated Statements of Operations

	Three months
	ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD

Revenue (Note 1)	56,556	-

Cost of sales	(7,002)	-

Gross profit	49,554	-

Other income	121	-

Depreciation	(917)

Selling expenses	(13,767)	-

General and administrative expenses	(20,357)	-

Income before income tax	14,634	-

Income tax (Note 6)	(1,417)	-

Net income	13,217	-

Other comprehensive income
- Foreign currency translation adjustment	1,215	-

Total comprehensive income	14,432	-

Net income per share
- Basic and diluted (Note 7)	0.002	-

See the accompanying notes to the unaudited consolidated financial statements

Sunburst Acquisitions VII, Inc.

Consolidated Statements of Cash Flows

	Three months
	ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD

Cash flows from operating activities :

Net income	13,217	-

Adjustments to reconcile net income to net cash
used in operating activities :

Depreciation	917	-

Changes in operating assets and liabilities :

Prepayments, deposits and other receivable	(27,674)	-
Amounts due to directors	(10,242)	-
Accrued expenses and other payable	(173)	-
Income tax payable	1,427	-

Net cash used in operating activities	(22,528)	-

Cash flows from investing activities :

Payments to acquire property, plant and equipment	(50,571)	-

Net cash used in investing activities	(50,571)	-

Effect of foreign currency translation on cash and cash equivalents	1,322	-

Net decrease in cash and cash equivalents	(71,777)	-

Cash and cash equivalents, beginning of period	93,524	-

Cash and cash equivalents, end of period	21,747	-

See the accompanying notes to the unaudited consolidated financial statements

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

1.

Description of the Company

Sunburst Acquisitions VII, Inc. (the “Company”) was incorporated in the State of Colorado on June 30, 1998.  The Company was a development stage company and had no operations or employees and owned no real estate prior to the transaction described below.

On August 31, 2006, the Company acquired all of the issued and outstanding capital stock of Splendid Group Investments Limited (“Splendid”), a corporation organized under the laws of British Virgin Islands, by issuing 5,935,000 shares of its common stock to the original stockholders of Splendid.  Splendid is a holding company that owns 100% of the equity in Guangzhou Junlian Correspondence Technology Co., Ltd. (“Junlian”), a corporation established under the laws of the People’s Republic of China (the “PRC”).

As a result of the aforementioned acquisition, Splendid became a wholly owned subsidiary of the Company and the original stockholders of Splendid became the majority stockholders of the Company.  All of the officers and directors before the closing of the transaction resigned and current officers and directors were appointed to serve in their present capacities.  This transaction constituted a reverse takeover transaction (the “RTO”).

The Company ended its development stage pursuant to the RTO and, through Junlian, is engaged in consulting, systems development and customer service in the field of surveillance technology in the PRC.  Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd (“Junlian S&T”), a company in which the Company’s present chairman has a beneficial interest.

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian will provide services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation of its services, Junlian S&T will pay Junlian a fixed fee of Renminbi (“RMB”) 150,000 per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than RMB3,000,000.  For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Revenue for the reporting period represents the fixed fee income received from Junlian S&T.

2.

Basis of Presentation

(i)

The accompanying consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.  Interim results are not necessarily indicative of results for a full year.

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

2.

Basis of Presentation (cont’d)

(ii)

The purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements.  As such, the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Splendid.

The comparative figures should be those of Splendid and represent its results of operations and cash flows.  However, since Splendid was incorporated on January 3, 2006, the comparative figures for the three months ended September 30, 2005 were reported nil.

(iii)

The Group has accumulated deficit as of September 30, 2006.  However, in view of the Strategic Cooperation Agreement entered into with Junlian S&T, the management believes the Group will generate sufficient revenue and cash flows to enable itself to continue as a going concern.

3.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements for the three months ended September 30, 2006 include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Significant estimates required to be made by the management include, but are not limited to, the recoverability of long-lived assets.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.  As of September 30, 2006, majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 5 years.

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

3.

Summary of Significant Accounting Policies (cont’d)

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable.

The impairment of long-lived assets is measured pursuant to the guidelines of Statement of Financial Accounting Standard (“SFAS”) No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When an indicator of impairment has occurred, management’s estimate of undiscounted cash flows attributable to the assets is compared to the carrying value of the assets to determine whether impairment has occurred.  If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss of the amount that the carrying value exceeds the estimated fair value.

Income taxes

The Company accounts for income tax under the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Concentration of credit risk

The Company has a concentration of credit risk as its revenue was solely derived from services provided to a related party, Junlian S&T.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, other receivable, other payable and amounts due to directors approximate their fair values due to the short-term maturity of these items.

The Company’s management opines that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Revenue recognition

Revenue from fixed fee income is recognized when the right to receive is established and on a monthly basis over the term of the Strategic Cooperative Agreement.

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

3.

Summary of Significant Accounting Policies (cont’d)

Foreign currency translation

The Group uses RMB as its functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People’s Bank of China (the “PBOC”).  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transaction dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income/loss for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Income statement accounts are translated at the average rate of exchange prevailing during the periods.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

New accounting pronouncements

In September 2006, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair values, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant attribute.   Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).   SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  Employers with and without publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006 and as of the end of the fiscal year ending after June 15, 2007 respectively.

The Company does not anticipate the adoption of these standards will have material impact on these consolidated financial statements.

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

4.

Amounts due to Directors

The amounts are interest-free, unsecured and repayable on demand.

5.	Common Stock	No. of shares	Amount
			USD
	Authorized :-
	Common stock, no par value	100,000,000	-

	Issued and outstanding :-
	Common stock
	At July 1, 2006	3,785,000	28,435
	Common stock issued for the RTO (Note 1)	5,935,000	-

	At September 30, 2006	9,720,000	28,435

6.

Income Taxes

Income tax expenses represent the current tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

7.

Net Income per Share - Basic and Diluted

The basic and diluted net income per share is calculated using the net income and the weighted average number of common stock outstanding during the reporting periods.  The Company has no dilutive instruments and accordingly, the basic and diluted net income per share are the same.

	Three months
	ended September 30,
	2006	2005

Net income	USD13,217	-

Weighted average number of shares outstanding	7,169,239	-

Net income per share	USD0.002	-

Sunburst Acquisitions VII, Inc.

Notes to Unaudited Consolidated Financial Statements

8.	Supplemental Cash Flow Information	Three months
ended September 30,
		2006	2005
		USD	USD

	Interest paid	-	-
	Income tax paid	-	-

There was a non-cash transaction during the three months ended September 30, 2006 regarding the issuance of the Company’s common stock for the RTO (Note 1).

9.

Equity Incentive Plan

The Company currently does not have any equity incentive plan.

10.

Commitments

As of September 30, 2006, the Group had a non-cancellable operating lease for its office premises. The lease will expire in 2009 and the expected payments are as follows :-

USD

Nine months ending June 30, 2007	59,436
Year ending June 30,
- 2008	89,154
- 2009	89,154
- 2010	29,718
267,462

11.

Related Party Transactions

Apart from the fixed fee income of USD56,556 received from Junlian S&T and the transactions as disclosed in note 4 above, the Group had no other material transactions with its related parties during the three months ended September 30, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Sunburst Acquisitions has a single operating subsidiary:  Guangzhou Junlian Correspondence Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Junlian”).  Junlian was organized in May 2006 to engage in consulting, systems development, and customer service in the field of surveillance technology.  Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd. (“Junlian S&T”).  For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Junlian S&T has been involved in the business of developing and installing private surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Junlian, pursuant to which Junlian will provide services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation for its services, Junlian S&T will pay Junlian a fixed fee of 150,000 Renminbi (“RMB”) per month, i.e. approximately $18,750, and a commission to be determined by Junlian S&T and Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than 3,000,000 RMB (@$375,000).

Results of Operations

During the three months ended September 30, 2006, Junlian realized $56,556 in revenue, all of which was paid to it pursuant to its agreement with Junlian S&T.  After deducting the expense attributable to the Junlian employees who performed services under that agreement, Junlian realized a gross profit of $49,554, representing a gross margin of 88%.  We expect to continue to realize margins of that magnitude as long as our only business consists of consulting for Junlian S&T.

The Company had $20,357 in general and administrative expenses during the three months ended September 30, 2006.  The portion of that attributable to executive salaries and lease payments will stay fixed for the immediate future.  However the Company also incurred expenses in connection with its acquisition of Junlian at the end of August.  Those expenses will be non-recurring.  However, as Junlian’s business expands, general and administrative expenses will grow as well.

The Company realized net income of $13,217 for the three months ended September 30, 2006.  That indicates the level of profitability that the Company will experience when Junlian S&T pays the contractual minimum of $18,750 per month.  If Junlian S&T satisfies its guaranteed payment of $375,000 per year, the Company’s net income will increase proportionately.

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (@ $87,500) to Splendid, which then contributed that sum to the capital of Junlian.  The funds were used to outfit the offices necessary for Junlian to initiate operations and to provide initial working capital.  Management does not expect that additional capital contributions will be required during the next few years.

Because the initial business of Junlian is to provide consulting services to Junlian S&T, we have no immediate capital requirements beyond the initial offices and any expansions that the growth of business may demand.  The capital invested in an office is not significant relative to the revenue that the office can generate.   Therefore, even as we grow and expand, the availability of capital should not be a significant issue.

Our primary financial concern, therefore, is that we maintain sufficient working capital to enable us to finance our receivable from Junlian S&T – to pay our staff and office expenses while awaiting payment for the services they have provided.  The aging of that receivable will depend, primarily, on the cash flow experienced by Junlian S&T.  Because Junlian S&T requires significant downpayments before it enters into a project, we expect that Junlian S&T will be able to settle its account with us on a current basis.  We do not, therefore, expect to have to maintain more than one month’s working capital in reserve.

At September 30, 2006 we had a working capital deficit of $53,141.  However, there is included in our current liabilities $91,986 due to the directors of Junlian, which represents 89% of our liabilities.  Because those working capital loans are due on demand, they are reported as current liabilities.  However the directors will not seek payment until Junlian has sufficient resources to satisfy the debt without any adverse effect on its business.  For that reason, the present capital resources of Junlian are sufficient to sustain its business for the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On August 31, 2006, the Company issued 5,935,000 shares of common stock to the two owners of Splendid Group Investments Limited, the parent company of Guangzhou Junlian Correspondence Technology Co., Ltd.  The shares were issued in exchange for the outstanding capital stock of Splendid Group Investments Limited.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the share exchange, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2007.

Item 6.

Exhibits

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification - CFO

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SUNBURST ACQUISITIONS VII, INC.

Date: November 14, 2006

By: /s/ Yu Hong Tu

                                    Yu Hong Tu, Chief Executive Officer

By: /s/ Wang Lei

       Wang Lei, Chief Financial Officer