Form 10KSB
period 2006-12-31
China Junlian Integrated Surveillance, Inc.
filed 2007-04-16
CIK 1065467

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-24483

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(Exact name of small business issuer in its charter)

            Nevada___________________

84-1461844_____________

 (State or other jurisdiction of

 (IRS Employer Identification No.)

 incorporation or organization)

Citic Plaza, 233 TianHeBei Road, Room 1602B-1603, Guangzhou, P.R. China         510613

 (Address of principal executive offices)

         (Zip Code)

Issuer's telephone number: 86-139250-71672

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

Check whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $112,755

As of April 13, 2007, the voting and non-voting common equity held by non-affiliates had no market value, as there was no public market for the shares and no recent transaction in the shares known to the Company.

The number of shares outstanding of the issuer’s common stock, as of April 13, 2007 was 9,720,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China Junlian, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

Because these and other risks may cause China Junlian’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that China Junlian will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.

DESCRIPTION OF BUSINESS

China Junlian Integrated Surveillance, Inc. (“China Junlian”) is a holding company.  Its only asset is 100% of the registered capital stock of Splendid Group Investments Limited (“Splendid Group”).  Splendid Group is a British Virgin Islands corporation.  Its only asset is 100% of the registered capital stock of Guangzhou Junlian Correspondence Technology Co., Ltd. (“Guangzhou Junlian”).

Guangzhou Junlian is a corporation organized under the laws of the People’s Republic of China.  It was organized in May 2006 to engage in consulting, systems development, and customer service in the field of surveillance technology.  Guangzhou Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd. (“Junlian S&T”).  For the immediate future, the primary or exclusive business of Guangzhou Junlian will be to provide services to Junlian S&T.

Junlian S&T has been involved in the business of developing and installing  surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Guangzhou Junlian, pursuant to which Guangzhou Junlian will provide services required by Junlian S&T in connection with fulfillment of its development contracts.  In compensation for its services, Junlian S&T pays Guangzhou Junlian a fixed fee of 150,000 Renminbi (“RMB”) per month, i.e. approximately $18,793, and a commission to be determined by Junlian S&T and Guangzhou Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Guangzhou Junlian will be no less than 3,000,000 RMB (@$375,850).

Junlian S&T develops and implements surveillance systems.   The types of systems that Junlian S&T offers may be categorized thus:

➢

Ultra Long Distance Surveillance Systems.  These systems permit occupants of a central command center to monitor both sound and visual images collected from a network of surveillance points arrayed over distances in excess of several thousand kilometers.  The system can be operated from either a fixed command center or a mobile location, in both cases with a high resolution of sound and image.  The system operates on a broad range of wireless frequencies, thus eliminating the cost of wiring and obviating the need to secure rights to a given frequency.  The system can also be integrated with a companion communications system that will permit participation in the monitoring and analysis of data by personnel at multiple locations.  The system has utility for water conservation, oil field monitoring, the electric power industry, mining locations, airports and harbors.  With the integrated communications system, Junlian S&T’s long distance surveillance system also facilitates off-site medical diagnosis and treatment, as well as an array of security and videoconferencing opportunities.

➢

Wireless Public Area Security Systems.  These systems apply wireless telephone technology to the task of monitoring public areas, such as financial institutions, transportation hubs, and public meeting places.  The system permits the command center to adjust camera levels and lens direction through wireless transmission over a broad range of frequencies.  The systems eliminate much of the hardware that increases cost of surveillance systems, as well as the expensive encoders, decoders and related software.

➢

Wireless Viewable Traffic Control Systems.  By utilizing mobile phone technology, the systems facilitate the use of mobile command centers, and even permit the elimination of a centralized command.  The images can be accessed from any computer monitor or television set, thus freeing the monitors from their traditional central command spot.

➢

Mobile Vehicle Monitors.  The Junlian S&T technology enables (a) a fleet owner to visually monitor the travels of its crew, (b) a police captain to monitor the patrol cars under his command, or (c) an armored car company to keep track of the location of its vehicles.

➢

Large Screen Projection Systems.  Our display systems include (a) large screen conference systems, which include visual and audio display, (b) large screen teaching and training systems, designed to project or accompany a teaching program with integrated video, DVD, and computer functions, and (c) image display walls, designed to display data and/or alarms.

➢

Safety City Security Network Integrated Management System. This system combines levels of management from front end monitoring points, police substation monitoring centers, public security bureaus and its chief control centers, which are distributed in diverse cities, local area, and streets to dispatch supervision for traffic control centers, each local police office, etc.  The control center could be alerted with various real-time prompts which are uploaded from the case location through coaxial line, optic fiber, wireless or network. Along with the Geography Information Server (GIS), control centers or police stations will be alarmed immediately with related information. Such information also can be shared and downloaded by authorities in different areas with password protection.

➢

Port Synthetic Security Integrated Management System. This system uses integrated computer network, data storage, patterning, GPS/GIS, wireless communication, information exchange and video digitalizing to create data, image and multimedia information which can improve the safety and efficiency of operation and management at ports. It is organized by safety production information system, digital monitoring system, network system, intruder alarm system, access control system, electronic guard tour system, anti-explosion safety monitoring system, vehicle control system and ship navigating monitoring system.

➢

Ban Synthetic Security Integrated Management System. This system is composed for the multi-administrative level control utilized by banks and its local offices and braches. Senior managers can virtually identify and direct any matter happens in any local offices and branches by installing the “monitoring system management software” to receive video, audio, alarm and data signal which can be displayed, stored, analyzed, researched, managed and disposed for any alarm situation.

➢

Coking Plant Synthetic Security Integrated Management System. This system is composed of three parts: the environment protection safety integration, the production health safety integration and, the public safety integration of the plant. The environment protection safety integration checks and monitors the large amount of waste water, dust, exhaust gas and dregs which drain from the plant in real-time, analyzes the spent materials and provides an  early warning.  The production health safety integration collects data regarding the condition of the production environment and production facilities through various detectors and sensors precisely, checks the site condition through the industry TV set, and verifies the condition of the production staffs through the communication medium, to accomplish an effective safety production dispatch.  The public safety system integration is used for the areas that includes the boundary of the plant, the workshops, the living rooms, the storehouse of facilities and materials, the office, the dispatch center and, the transportation car parks etc. The public security system integration includes: the video frequency monitoring system, the intruder alarm system, the access control system, the electronic guard tour system, the car park managing system and, the fire control system. The safety information of the coking plant can be transfer to the bloc company, the environment protection bureau and the coking industry association etc., and can be link-up to the managing staffs’ mobile telephone to transmit an alarm.  Th authorized personnel can register and inquire regarding the situation of the plant through the internet.

➢

Coal-Mine Synthetic Security Integrated Management System. This system is a multilevel network-linking checking and controlling integration system.  The most important use of this system is to use for safety production. This system includes two parts: the safety production integration and the public safety integration. The safety production integration integrates technology protection used for the objects of production environment, production facilities and production staffs. The production environment safety system inspects the real-time production environment of the coal-mine through the front-end detectors and the sensors precisely. The production facilities safety and protection system checks the real-time parameters and operating status of the production facilities through the various front-end detectors and sensors precisely also.  The production staff safety system confirms the real-time position of the production staffs in the mine through the wireless locating and tracking technology precisely. Thus, effective safety production dispatch is accomplished through real-time checking and controlling. The public safety system integration is used for the areas that include the boundary of the mine, the coal storehouses, the processing workshops, the living rooms, the storehouse of facilities, tools and materials, the office, dispatch center and, the transportation car parks etc. The public security system integration includes: the video frequency monitoring system, the intruder alarm system, the access control system, the electronic guard tour system, the car park managing system, the fire control system. The safety information of the coal-mine can be transferred to the bloc company and every authorities of the coal-mine bureau of the government through the safety and protection integration platform that being linked to the network.

➢

Power Station Synthetic Security Integrated Management System. Solution of the automatic control for each producing procedure in hydroelectric station and thermal power plant is included in this system, a system which consist of an industry television set sub-system and networks in different areas to establish an integration of digitalized monitoring system, combination of machines’ operating status monitoring and controlling system and electric power station automatic control system. This can be used in control of boiler, power machine, or electric power.  It has a comparatively concentrated area and supplementary workshops as it links industry television set, optic fiber, Ethernet and MIS/SIS system together.

➢

Building Intelligent System Integration. This system connects architecture, facility monitoring system, security and protection system, fire control automatic system, architectural facility management system and communication network to create highly capable, comfortable and safe buildings. It allows management staff to supervise and control each sub-system through their desk top computers.

The Chinese market for surveillance systems has recently been enhanced by government regulations.  The government of China has mandated that security surveillance systems be installed in:

•

all coal mines by 2008.  There are approximately 28,000 coal mines in China.

•

all Justice Department facilities and courts.

•

all major streets in 660 cities.

•

all facilities involved in the 2008 Olympic games in Beijing, the 16th Asia Sports Games to be held in Guangzhou in 2010, and the 2010 World Expo in Shanghai.

Guangzhou Junlian currently employs 23 workers, all on a full-time basis.

ITEM 2.

DESCRIPTION OF PROPERTY

The executive and operational offices of Junlian are located in Guangzhou, in the People’s Republic of China.  Junlian occupies 485 square meters of office space under a lease that terminates in 2009.   The lessors of the space are Zhang Yue, Chen Wei Yi and Yang Sha Sha.  Junlian pays an annual rental of approximately $88,000 for the offices.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.  There is no quoted marked for our securities.

(b)  Holders.

Our shareholders list contains the names of 129 registered stockholders of record of the Company’s Common Stock.  No shares are held in street name.

(c)  Dividend Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities.

China Junlian did not sell any unregistered securities during the 4th quarter of 2006.

 (e) Repurchase of Equity Securities.  China Junlian did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

We commence business operations in July 2006.  Our only business at this time is to provide services to Junlian S&T pursuant to our contract with Junlian S&T.  The contract provides for a base payment of 150,000 RMB (@$18,793) per month.  In addition, Junlian S&T will pay Guangzhou Junlian commissions that will be negotiated on a per contract basis.  Junlian S&T has guaranteed that its aggregate payments per year will be no less than 3,000,000 RMB (@$375,850).  That amount exceeds the revenue reported by Junlian S&T for the year ended December 31, 2005.  While Junlian S&T’s level of operations has increased several-fold in 2006, we still have no assurance that Junlian S&T will be able to fund the minimum commitment, nor whether we can reasonably expect revenues to exceed the minimum commitment.  The $112,755 in revenue recorded by China Junlian represents six months of minimum payments by Junlian S&T.

The expenses that we incurred in 2006 are less than we will incur in 2007 for a number of reasons:

➢

First, we carried on business for only six months in 2006. So we incurred only a half year of operating overhead.

➢

Second, although we effected a reverse merger into a U.S. public company in 2006, our stock does not yet trade.  So we did not incur any substantial costs in connection with being a public company.  During 2007 we expect to initiate a public market for our securities.  This will involve a substantial increase in the expenses we incur in dealing with regulators, securities professionals and shareholders.

➢

Finally, during 2006 we paid only $18,238 in rent for our offices.  Our lease provides that in 2007 we will pay $88,227.

We anticipate that in the future our business will expand to include services for clients other than Junlian S&T.  That expansion will necessitate a revision to our financial model, as we will assume responsibility for financing individual development projects.  Prior to undertaking that expansion, it will be necessary for us to obtain significant additional capital by selling debt or equity instruments.

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (@ $90,189) to Splendid Group, which then contributed that sum to the capital of Guangzhou Junlian.  The funds were used to outfit the offices necessary for Guangzhou Junlian to initiate operations and to provide initial working capital.  Management does not expect that additional capital contributions will be required during the next year, and not until we expand our operations beyond service to Junlian S&T.

Because the initial business of Guangzhou Junlian is to provide consulting services to Junlian S&T, we have no immediate capital requirements beyond the initial offices and any expansions that the growth of business may demand.  The capital invested in an office is not significant relative to the revenue that the office can generate.   Therefore, even as we grow and expand, the availability of capital should not be a significant issue.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2006, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Our business plan will fail if our relationship with Junlian S&T is not profitable, or if management’s conflict of interest is not resolved in the interest of Guangzhou Junlian.

Our business plan is, in its initial stages, entirely focused on providing services to Junlian S&T.  Our success, therefore, will depend on the success of Junlian S&T.  Junlian S&T itself is in its growth period, and the revenues that it has recorded to date are less than will be necessary for Junlian S&T to meet its contractual commitments to Guangzhou Junlian.  In addition, the contract between Guangzhou Junlian and Junlian S&T leaves the amount of compensation that Junlian S&T will pay to Guangzhou Junlian for its services to the discretion of management.  Since both entities share the same management, they will have a conflict of interest.  Unless they resolve that conflict by affording a fair rate of revenue to Guangzhou Junlian, our financial results will be adversely affected.

A recession in China could significantly hinder our growth.

The services we provide are not essential services.  The size of our market will depend on the amount of funds that businesses have available to invest in capital improvements.  If there is a downturn in business activity in China, it will reduce the market for our services.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers and technicians, as well as sales personnel experienced in the sale of advanced technology.  Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The People’s Republic of China is generally supportive of our business activities.  Nevertheless, the national, provincial and local governments in China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to surveillance activities may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Guangzhou Junlian generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of China Junlian, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time.

Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

III.  Risks attendant to our management

Our business development would be hindered if we lost the services of our Chairman or our Chief Executive Officer.

Zhang Jun Chuan is the principal executive officer and founder of Guangzhou Junlian.  Yuan Gang is our Chief Executive Officer.  Messrs. Zhang and Yuan are responsible for strategizing not only our business plan but also the means of financing it.  If either of them were to leave Guangzhou Junlian or become unable to fulfill his responsibilities, our business would be adversely affected.  At the very least, there would be a delay in the development of Guangzhou Junlian until a suitable replacement for the executive could be retained.

China Junlian is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China Junlian will have no effective means of exercising control over the operations of China Junlian.

Your ability to bring an action against us or against our directors, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in China and because most of our management resides outside of the United States.

We conduct all of our operations in China through our wholly-owned subsidiary. All of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

 (a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China Junlian’s Board of Directors and its executive officers.

     Director

 Name

Age

Position with the Company

  Since

Zhang Jun Chuan

33

Chairman of the Board

        2006

Yuan Gang

33

Chief Executive Officer

           --

Wang Lei

33

Chief Financial Officer

           --

Xiao Liangni

24

Corporate Secretary

           --

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Zhang Jun Chuan.  Mr. Zhang is currently employed as Chairman of the Board of both Guangzhou Junlian, a company that he founded in 2006, Junlian S&T, a company that he founded in 2003.  During the four years prior to organizing Junlian S&T, Mr. Zhang was employed as Director and General Manager of Guangzhou Peixing Trading Ltd., a trading company.  From 1997 to 1999 Mr. Zhang was the Sales Manager for Shanghai Jinlitai Chemical Paint Co., Ltd.  Mr. Zhang holds a B.A. degree from Shanghai Huadong Chemical Engineering College, with a concentration in chemical engineering.  He also earned an EMBA from the South China University of Technology.

Yuan Gang.  Since March 2006 Mr. Yuan has been employed as Chief Executive Officer of Junlian S&T.  From 2005 to March 2006, Mr. Yuan was employed as General Manager of Zhenghang Chengchuan Advertisement, Ltd., which is an advertising company involved in media marketing.  From 2003 to 2005 Mr. Yuan was employed as South China Marketing Manager by American Wright, Ltd., which is engaged in marketing medical supplies.  From 2001 to 2003 Mr. Yuan was employed as Deputy Developments Manager by Guangshen Railway Development, Ltd., which is a rail carrier.  Mr. Yuan earned an undergraduate degree in clinical medical studies from the Nanjing Donnan University in 1996.  In 2005 he was awarded an M.B.A. in business management by the Beijing Jiaotong University.

Wang Lei.  Ms. Wang has been employed as Chief Finance Officer of Guangzhou Junlian and Junlian S&T since May 2006.  From June 2004 until April 2006 Ms. Wang was employed as Assistant Manager for Guangdong Kaowick Certified Public Accountants.  From September 1995 until June 2004 she was employed as Deputy Manager in the finance department of the Zhuhai branch of the Guangdong Overseas Construction Company.  Ms. Wang holds a degree from Jiangxi University of Finance and Economics with a concentration in accounting.

 Xiao Liangni.  Since August 2006 Ms. Xiao has been employed as Company Secretary by Guangzhou Junlian.  From 2005 to 2006 Ms. Xiao was employed as an account executive by Crush Communications, a public relations company located in England.  In 2005 Ms. Xiao was awarded a B.A. with Honors by Manchester Metropolitan University (U.K.), where she concentrated in Financial Services.

Nominating and Audit Committee

The Board of Directors does not have an audit committee or a nominating committee, due to the small size of the Board.  The Board also does not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.  The Company expects to recruit an audit committee financial expert to join the Board during 2008.

Code of Ethics

China Junlian does not have a code of ethics applicable to its executive officers.  Management has not adopted a code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to or paid by China Junlian and its subsidiaries to Yuan Gang, who has been its Chief Executive Officer since December 25, 2006, Yu Hong Tu, who was its Chief Executive Officer from August 31, 2006 to December 25, 2006, and Jay Lutsky, who was its Chief Executive Officer during 2004, 2005 and until the closing of the reverse merger on August 31, 2006.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Yuan Gang	2006	$0	--	--	--	--
Yu Hong Tu	2006	$6,577	--	--	--	--
Jay Lutsky	2006	$0	--	--	--	--
	2005	$0	--	--	--	--
	2004	$0	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officers named in the table above during the year ended December 31, 2006 and those options held by them on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Yuan Gang	--	--	--	--	--	--
Yu Hong Tu	--	--	--	--	--	--
Jay Lutsky	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Yuan Gang	0	--
Yu Hong Tu	0	--
Jay Lutsky	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Yuan Gang, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhang Jun Chuan	9,234,000	95.0%
All officers and directors (4 persons)	9,234,000	95.0%

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

On August 28, 2006 Zhang Jun Chuan purchased 3,299,000 shares of China Junlian common stock for $200,000.  The shares were purchased from Jay Lutsky, who was sole officer and sole director of China Junlian, Michael R. Quinn, Haining Zhang, Mark Schindler and Frank J. Haritan, who was general counsel to China Junlian.

Zhang Jun Chuan, who is China Junlian’s Chairman, is the trustee and beneficiary of Max Concepts Limited, which owned 65% of the capital stock of Splendid Group prior to the Share Exchange.  By arrangement between Mr. Zhang and the other shareholder of Splendid Group, all of the shares issued by China Junlian in exchange for the outstanding stock of Splendid Group were issued to Mr. Zhang.

The business of Guangzhou Junlian consists primarily of performing services for Junlian S&T”.  The revenue that Junlian will earn from performing services for Junlian S&T will be determined primarily by the management of Guangzhou Junlian and the management of Junlian S&T.  Zhang Jun Chuan is the principal owner and Chairman of both companies.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13.

EXHIBITS

3-a

Articles of Incorporation - filed as an Appendix to the Revised Definitive Proxy Statement on Schedule 14A filed on March 16, 2007, and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 22, 2007, and incorporated herein by reference.

10-a

Strategic Cooperation Agreement dated May 28, 2006 between Guangzhou Junlian Correspondence Technology Co., Ltd. and Guangzhou Junlian Correspondence Science & Technology Co., Ltd. - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 7, 2006, and incorporated herein by reference.

31.1

   Rule 13a-14(a) Certification – CEO

31.2

   Rule 13a-14(a) Certification – CFO

32

   Rule 13a-14(b) Certification

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

China Junlian retained PKF to serve as its principal accountant in May, 2006.  Prior to that date, PKF had performed no services for China Junlian or its subsidiaries.

Audit Fees

PKF  billed $ 9,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements.

Audit-Related Fees

PKF billed $ 4,500 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

PKF  billed $ 0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

PKF  billed $ 0 to the Company in fiscal 2006 for services not described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Junlian Integrated Surveillance, Inc.

(Formerly Sunburst Acquisitions VII, Inc.)

We have audited the accompanying consolidated balance sheet of China Junlian Integrated Surveillance, Inc. (the “Company”) and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

PKF

Certified Public Accountants

Hong Kong, China

March 19, 2007

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

Year ended
December 31,
2006

Revenue (Note 4)	$112,755
Cost of services rendered	(20,107)

Gross profit	92,648

Operating expenses
Selling expenses	21,101
General and administrative expenses	75,243
Depreciation	3,461
Other expenses	28,434

Total expenses	128,239

Loss before the following items and taxes	(35,591)
Interest income	164
Finance costs (Note 5)	(950)

Loss before income taxes	(36,377)
Income taxes (Note 6)	(1,738)

Net loss	$(38,115)

Net loss per share
- Basic and diluted (Note 7)	$(0.01)

Weighted average number of common stock outstanding	7,210,493

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

As of
December 31,
2006
ASSETS

Current Assets
Cash and cash equivalents	$26,883
Prepayments, deposits and other receivable (Note 8)	20,629

Total Current Assets	47,512

Property, plant and equipment, net (Note 9)	58,629

TOTAL ASSETS	$106,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 10)	$94,646
Accrued expenses and other payable (Note 11)	18,245
Income tax payable	332

TOTAL LIABILITIES	113,223

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized; no shares
issued and outstanding	-
Common stock (Note 13)	28,435
Accumulated deficit	(38,820)
Statutory reserves (Note 14)	705
Accumulated other comprehensive income (Note 15)	2,598

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$106,141

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in US Dollars)

					Accumulated
					other
	Common stock		Accumulated	Statutory	comprehensive
	No. of shares	Amount	deficit	reserves	income	Total

Balance, January 1, 2006	3,785,000	$28,435	$-	$-	$-	$28,435
Recapitalization	5,935,000	-	-	-	-	-
Comprehensive loss
Net loss	-	-	(38,115)	-	-	(38,115)
Foreign currency translation
adjustments	-	-	-	-	2,598	2,598
Total comprehensive loss						(35,517)
Appropriation to reserves	-	-	(705)	705	-	-

Balance, December 31, 2006	9,720,000	$28,435	$(38,820)	$705	$2,598	$(7,082)

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

Year ended
December 31,
2006
Cash flows from operating activities
Net loss	$(38,115)
Adjustments to reconcile net loss to net cash
provided by operating activities :
Depreciation	3,461
Other expenses	28,434
Changes in operating assets and liabilities :
Prepayments, deposits and other receivable	(20,205)
Amount due to a director	99,724
Accrued expenses and other payable	13,157
Income tax payable	325

Net cash flows provided by operating activities	86,781

Cash flows from investing activities
Payments to acquire property, plant and equipment	(60,882)

Net cash used in investing activities	(60,882)

Effect of foreign currency translation on cash and cash equivalents	984

Net increase in cash and cash equivalents	26,883

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	26,883

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

1.

Change of company name and state of incorporation

Pursuant to a special meeting of the stockholders held on March 15, 2007, Sunburst Acquisitions VII, Inc. changed its name to China Junlian Integrated Surveillance, Inc. and its state of incorporation from Colorado to Nevada.

2.

Description of the company

China Junlian Integrated Surveillance, Inc. (the “Company”) was incorporated on June 30, 1998.  The Company was a development stage company and had no operations or employees and owned no real estate prior to the transaction described below.

On August 31, 2006, the Company acquired all of the issued and outstanding capital stock of Splendid Group Investments Limited (“Splendid”), a corporation organized under the laws of British Virgin Islands, by issuing 5,935,000 shares of its common stock to the original stockholders of Splendid.  Splendid is a holding company that owns 100% of the equity in Guangzhou Junlian Correspondence Technology Co., Ltd. (“Junlian”), a corporation established under the laws of the People’s Republic of China (the “PRC”) on May 23, 2006.

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

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian will provide services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation of its services, Junlian S&T will pay Junlian a fixed fee of approximately US$18,793 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than US$375,850 (RMB3,000,000).  For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Revenue for the reporting period represents the fixed fee income received from Junlian S&T.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Basis of presentation

(i)

The purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements.  As such, the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Splendid.

The comparative figures should be those of Splendid and represent its results of operations and cash flows.  However, since Splendid was incorporated on January 3, 2006, there were no comparative figures for the year ended December 31, 2005.

(ii)

The Group has accumulated deficit as of December 31, 2006.  However, in view of the Strategic Cooperation Agreement entered into with Junlian S&T, the management believes the Group will generate sufficient revenue and cash flows to enable itself to continue as a going concern.

4.

Summary of significant accounting policies

Basis of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the estimation on useful lives of property, plant and equipment.  Actual results could differ from those estimates.

Concentration of credit risk

The Company has a concentration of credit risk as its revenue was solely derived from services provided to a related party, Junlian S&T.

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.  As of December 31, 2006, majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.  Depreciation is provided using the straight-line method over the estimated useful lives of 5 years.

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

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Foreign currency translation

The Group uses RMB as its functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People’s Bank of China (the “PBOC”).  Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date.  Exchange gains or losses arising from changes in exchange rates subsequent to the transaction dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income (loss) for the respective period.

For financial reporting purposes, RMB has been translated into United States dollars (“US$”).  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Income statement accounts are translated at the average rate of exchange prevailing during the periods.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  The exchange rate in effect as of December 31, 2006 was RMB1 for US$0.1279.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

Stock-based compensation

During the reporting periods, the Company did not make any stock-based compensation payments.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, other receivable, other payable and amount due to a director approximate their fair values due to the short-term maturity of these items.

The Company’s management opines that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year.  The Company does not expect the adoption of SFAS No. 155 to have a material impact on our financial position, as its currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets:  an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets, servicing liabilities.  SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value.  SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.  The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.”  This interpretation requires that the entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years.  Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

4.

Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions and is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS No. 158 has no significant impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  The Company is currently evaluating the impact of adopting SAB No. 108 on its consolidated financial statements.

5.	Finance costs	Year ended
		December 31,
		2006

	Bank charges	$440
	Exchange difference	510

		$950

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Income taxes

Income tax expenses represent the current tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

The effective income tax differs from the United States statutory income tax rate of 34% as follows:

Year ended
December 31,
2006

Provision for income taxes at 34%	$(6,366)
Non-deductible items for tax	8,554
Tax rate differential	(450)

$1,738

The Company had no temporary differences for deferred tax as of December 31, 2006.

7.

Net loss per share - Basic and diluted

The basic and diluted net loss per share are calculated using the net loss and the weighted average number of common stock outstanding during the years.  The company has no dilutive instruments and accordingly, the basic and diluted net loss per share are the same.

8.

Prepayments, deposits and other receivable

As of
December 31,
2006

Rental and other deposits	$18,618
Other receivables	664
Prepaid expenses	1,347

$20,629

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Property, plant and equipment, net

As of
December 31,
2006

Furniture and fixtures	$1,606
Office equipment	6,350
Motor vehicle	51,097
Leasehold improvements	3,109

62,162
Accumulated depreciation	(3,533)

Property, plant and equipment, net	$58,629

Depreciation for the year ended December 31, 2006 was $3,461.

10.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

11.

Accrued expenses and other payable

As of
December 31,
2006

Salary payable	$3,102
Other accruals	15,143

$18,245

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Commitments and contingencies

Operating lease commitment

As of December 31, 2006, the Group had a non-cancellable operating lease for its office premises. The lease will expire in 2009 and the expected payments are as follows :-

Year ending December 31,

2007	$88,227
2008	88,227
2009	80,875

$257,329

Rental expenses were $18,238 for the year ended December 31, 2006.

13.	Common stock	No. of shares	Amount

	Authorized :-
	No par value	100,000,000	$-

	Issued and outstanding :-
	As of January 1, 2006	3,785,000	$28,435
	Common stock issued for the RTO (Note 2)	5,935,000	-

	As of December 31, 2006	9,720,000	$28,435

14.

Statutory reserves

The statutory reserves comprised statutory surplus reserve and statutory public welfare fund of the Company’s subsidiary in the PRC.

As of
December 31,
2006

Statutory surplus reserve	$470
Statutory public welfare fund	235

$705

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

14.

Statutory reserves (cont’d)

(a)

Statutory surplus reserve

The Company’s subsidiary appropriates 10% of its net income reported under the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve.  When the balance of such reserve reaches 50% of the subsidiary’s registered capital, any further appropriation is optional.

(b)

Statutory public welfare fund

The Company’s subsidiary appropriates 5% of its net income reported under the PRC statutory accounts to statutory public welfare fund.  The statutory public welfare fund can only be utilized on capital items for the collective benefits of the subsidiary’s employees such as construction of canteen and other staff welfare facilities.  Title of these capital items will remain with the subsidiary.  This fund is non-distributable other than in liquidation.

Statutory public welfare fund is transferred out to discretionary surplus reserve upon utilization for the collective benefits of the employees.

(c)

Discretionary surplus reserve

The appropriation of net income reported under the PRC statutory accounts to the discretionary surplus reserve and the utilization of this reserve are made and determined in accordance with the recommendation of the board of directors and are subject to stockholders’ approval at their general meeting.  The Company’s subsidiary made no appropriation to the discretionary surplus reserve during the years.

15.

Accumulated other comprehensive income

The accumulated other comprehensive income consists of foreign currency translation adjustments as follows:

Foreign
currency
translation
adjustments

Balance, January 1, 2006	$-
Foreign currency translation adjustments	2,598

Balance, December 31, 2006	$2,598

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

16.

Equity incentive plan

The Company currently does not have any equity incentive plan.

17.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  The Company contributed $2,724 for the year ended December 31, 2006.

18.	Supplemental cash flow information	Year ended
		December 31,
		2006
		USD

	Interest paid	-
	Income tax paid	1,412

There was a non-cash transaction during the year ended December 31, 2006 regarding the issuance of the Company’s common stock for the RTO (Note 1).

19.

Related party transactions

Apart from the transactions disclosed elsewhere in the consolidated financial statements, the Company had no other material transactions with its related parties during the year ended December 31, 2006.

20.

Segment information

The directors of the Company consider that there are only one business segment and one geographical segment and thus no segment information is presented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

By: /s/ Yuan Gang

      Yuan Gang, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 13, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Yuan Gang

Yuan Gang,

Chief Executive Officer

/s/ Wang Lei

Wang Lei,

Chief Financial Officer

/s/ Zhang Jun Chuan

Zhang Jun Chuan, Director