Form 10QSB
period 2007-03-31
China Junlian Integrated Surveillance, Inc.
filed 2007-05-14
CIK 1065467

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24483

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.
(Name of Small Business Issuer in its Charter)
Nevada	84-1461844
(State or Other Jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

Citic Plaza, 233 TianHeBei Road, Room 1602B-1603, Guangzhou, P.R. China	510613
(Address of Principal Executive Offices)	(Zip Code)

86-139250 71672

(Registrant’s telephone number including area code)

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

May 14, 2007

Common Voting Stock: 9,720,000 shares

Transitional Small Business Disclosure Format (check one):       Yes  [   ]      No  [X]

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED BALANCE SHEET

March 31, 2007
(Unaudited)
USD
ASSETS

Current Assets
Cash and cash equivalents	$24,636
Prepayments, deposits and other receivable	20,400

Total Current Assets	45,036

Property, plant and equipment, net	55,815

TOTAL ASSETS	$100,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 4)	$96,446
Accrued expenses and other payable	14,805
Income tax payable	0

TOTAL LIABILITIES	111,251

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-
Common stock (Note 5)	28,435
Accumulated deficit	(47,714)
Statutory reserves	470
Accumulated other comprehensive income	8,409

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,400)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100,851

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended
March 31, 2007
(Unaudited)
USD

Revenue	$57,904
Cost of services rendered	(8,348)

Gross profit	49,556

Operating expenses
Selling expenses	11,595
General and administrative expenses	43,908
Depreciation	2,814

Total expenses	58,317

Loss before the following items and taxes	(8,761)
Interest income	20
Finance costs	(153)

Loss before income taxes	(8,894)
Income taxes	0

Net loss	$(8,894)

Net loss per share
- Basic and diluted (Note 7)	$(0.001)

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

Three months ended
March 31, 2007
(Unaudited)
USD

Cash flows from operating activities
Net loss	$(8,894)
Adjustments to reconcile net loss to net cash
provided by operating activities :
Depreciation	2,814

Changes in operating assets and liabilities :
Prepayments, deposits and other receivable	229
Amount due to a director	1,800
Accrued expenses and other payable	(3,675)
Income tax payable	(332)

Net cash flows provided by operating activities	(8,058)

Cash flows from investing activities
Payments to acquire property, plant and equipment	0

Net cash used in investing activities	0

Effect of foreign currency translation on cash and cash equivalents	5,811

Net increase in cash and cash equivalents	(2,247)

Cash and cash equivalents, beginning of period	26,883

Cash and cash equivalents, end of period	24,636

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of the Company

Sunburst Acquisitions VII, Inc. (hereinafter referred to as “Sunburst”) was organized in Colorado on June 30, 1998 with 3,785,000 outstanding stock capital.

On August 28, 2006, Mr. Zhang Jun Chuan purchased from several shareholders 3,299,000 common stock of Sunburst, which was approximately 87.16% of the total shares outstanding. Then, on August 30, 2006, Sunburst issued 5,935,000 shares of its common stock to the stockholders of Splendid Group Investments Limited (hereinafter referred as “Splendid”) in exchange for 100% of the equity interest in Splendid. Splendid is a holding company that owns 100% of the equity in Guangzhou Junlian Correspondence Technology Co., Ltd. (“Junlian”), a corporation established under the laws of the People’s Republic of China (the “PRC”) on May 23, 2006.

Upon completion of the share exchange, Splendid became a wholly-owned subsidiary of Sunburst, and Mr. Zhang Jun Chuan, to whom the stockholders of Splendid assigned their Sunburst shares, became the majority stockholder of Sunburst.  All of the officers and directors before the closing of the transaction resigned and Mr. Zhang Jun Chuan appointed new officers and directors to replace them.

China Junlian Integrated Surveillance, Inc. (the “Company”) is registered in Nevada in 2006.

On March 15th 2007, according to the decision of the general meeting of stockholders of Sunburst, Sunburst merged into China Junlian Integrated Surveillance, Inc., a Nevada corporation organized in 2006.  The effect of the merger was to change the Company’s state of incorporation from Colorado to Nevada and to change the name of the Company to China Junlian Integrated Surveillance, Inc.

Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd (“Junlian S&T”), a company in which Mr. Zhang Jun Chuan has a beneficial interest.

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement, whereby Junlian will provide services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation for its services, Junlian S&T will pay Junlian a fixed fee of approximately US$18,793 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than US$375,850 (RMB3,000,000).  For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Revenue for the reporting period represents the fixed fee income received from Junlian S&T.

2.

Basis of Presentation

(1)   The accompanying consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

         In the opinion of the management of the Company, all adjustments necessary for a fiar presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

(2)    The purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements. As such, the consolidated financial information is issued under the name of the legal parent, the Company, but is a continuation of the consolidated financial information of Splendid.

         Because Junlian was organized in May 2006, there are no comparative financial results for the three months ended March 31, 2006 to be presented.

(3)    The Group has an accumulated deficit as of March 31, 2007.  However, in view of the Strategic Cooperation Agreement entered into with Junlian S&T as mentioned above, management believes the Group will generate sufficient revenue and cash flows to enable itself to continue as a going concern.

3.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements for the three months ended March 31, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by the management include, but are not limit to, the recoverability of long-lived assets. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase. As of March 31, 2007, majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

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

Foreign currency translation

The financial records of subsidiaries that operate in the Mainland of the People’s Republic of China (PRC) are maintained in local currencies (RMB) as their functional currencies. Transactions in currencies other than RMB are translated into RMB at the exchange rates prevailing at the transaction dates, quoted by the People’s Bank of China (the “PBOC”). Monetary assets and liabilities dominated in currencies other than RMB at the balance

3.

Summary of Significant Accounting Policies (cont’d)

sheet date are translated into RMB at the exchange rates quoted by the PBOC prevailing at the balance sheet date. Exchange differences arising from changes in exchange rates subsequent to the transaction dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income/loss for the respective period.

Financial statements of subsidiaries have been translated into United States dollars (“US$”) for consolidation reporting purpose. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the periods.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Principles of consolidation

The Consolidated Financial Statements include the accounts of China Junlian Integrated Surveillance, Inc. and its majority-controlled subsidiary companies. Investments in business entities in which the company does not have majority-control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership), are accounted for using the equity method.

Subsidiaries in the consolidation scope of the consolidated financial statement are as follow:

Name of the Company	Stock capital	Invested amount of the group to its subsidiaries	% of equity interest	Location
Splendid Group Investments Limited	US$1	US$1	100	British Virgin Islands
Guangzhou Junlian Correspondence Technology Co., Ltd.	HK$700,000	HK$700,000	100	Guangzhou, PRC

4.         Amount due to a Director

As of March 31, 2007

Amount due to a director	$96,446

The amount is interest-free, unsecured and repayable on demand.

5.        Common Stock

	No. of shares	Amount

Authorized :
Common stock, no par value	100,000,000	$ -

Issued and outstanding :
As of December 31, 2006	9,720,000	$28,435

As of March 31, 2007	9,720,000	$28,435

6.        Income Tax

Income tax expenses represent the current tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

7.        Net Income per Share – Basic and Diluted

The basic and diluted net loss per share are calculated using the net loss and the weighted average number of common stock outstanding during the years.  The company has no dilutive instruments and accordingly, the basic and diluted net loss per share are the same.

As of March 31, 2007

Net income	$(8,894)
Weighted average number of shares outstanding	9,720,000
Net income per share	$(0.001)

8.        Commitments

Operating lease commitment

The Group had a non-cancellable operating lease for its office premises. The lease will expire in Nov., 2009 and the annual rental is $89,177. The rental is paid in cash to the lessor, who is not the related party with the Group.

Rental expenses were $22,654 for the period from Jan. to Mar., 2007.

9.        Related party transactions

Apart from the fixed fee income of $57,904 received from Junlian S&T and the transactions as disclosed in note 4 above, the Group had no other material transactions with its related parties during the three months ended March 31, 2007.

10.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC. The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

China Junlian Integrated Surveillance, Inc. (“China Junlian”) has a single operating subsidiary:  Guangzhou Junlian Correspondence Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Junlian”).  Junlian was organized in May 2006 to engage in consulting, systems development, and customer service in the field of surveillance technology.  Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd. (“Junlian S&T”).  For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Junlian S&T has been involved in the business of developing and installing surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Junlian, pursuant to which Junlian will provide services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation for its services, Junlian S&T will pay Junlian a fixed fee of 150,000 Renminbi (“RMB”) per month, i.e. approximately $18,793, and a commission to be determined by Junlian S&T and Junlian on a per-project basis.  Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than 3,000,000 RMB (@$375,850).  That amount exceeds the revenue reported by Junlian S&T for the year ended December 31, 2006.  While Junlian S&T’s level of operations has increased several-fold in 2006, we still have no assurance that Junlian S&T will be able to fund the minimum commitment, nor whether we can reasonably expect revenues to exceed the minimum commitment.

Results of Operations

The $57,904 in revenue recorded by China Junlian during the three months ended March 31, 2007 represents the minimum payments by Junlian S&T.  Because Junlian S&T was organized in May 2006 and commenced business in July 2006, there are no results for the first quarter of 2006 that can be presented for comparison.

The expenses that we incurred in the first three months of 2007 consisted primarily of rent ($22,654), as we have established an office that exceeds our current requirements but will permit us to expand operations when sufficient funding becomes available.  The remainder of expenses was salaries, consulting fees and depreciation.  Expenses in the first three months of 2007 are less than we will incur later in 2007 for a number of reasons:

➢

First, we currently carry only a minimal level of business operations.  So our overhead costs are low.  We expect to increase our level of business activity substantially later in 2007.

➢

Second, although we effected a reverse merger into a U.S. public company in 2006, our stock does not yet trade.  So we did not incur any substantial costs in connection with being a public company.  Later in 2007 we expect to initiate a public market for our securities.  This will involve a substantial increase in the expenses we incur in dealing with regulators, securities professionals and shareholders.

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

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (@ $90,189) to Splendid Group, which then contributed that sum to the capital of Junlian.  The funds were used to outfit the offices necessary for Junlian to initiate operations and to provide initial working capital.  Management does not expect that additional capital contributions will be required during the next year, and not until we expand our operations beyond service to Junlian S&T.

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

Our primary financial concern, therefore, is that we maintain sufficient working capital to enable us to finance our receivable from Junlian S&T – to pay our staff and office expenses while awaiting payment for the services they have provided.  The aging of that receivable will depend, primarily, on the cash flow experienced by Junlian S&T.  Because Junlian S&T requires significant down payments before it enters into a project, we expect that Junlian S&T will be able to settle its account with us on a current basis.  We do not, therefore, expect to have to maintain more than one month’s working capital in reserve.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

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

Item 4

       Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on March 15, 2007.  The shareholders voted upon a proposal to change the Company’s state of incorporation from Colorado to Nevada, and to change the name of the Company to “China Junlian Integrated Surveillance, Inc.”  The proposal passed by a vote of 9,234,000 shares for, no shares against and no abstentions.

Item 6.

Exhibits

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification - CFO

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

Date: May 14, 2007

By: /s/ Yuan Gang

                              Yuan Gang, Chief Executive Officer

By: /s/ Wang Lei

       Wang Lei, Chief Financial Officer