Form 10QSB
period 2007-06-30
China Junlian Integrated Surveillance, Inc.
filed 2007-08-14
CIK 1065467

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

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

August 14, 2007

Common Voting Stock: 9,720,000 shares

Transitional Small Business Disclosure Format (check one):       Yes  [   ]      No  [X]

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	USD	USD
ASSETS

Current Assets
Cash and cash equivalents	$8,772	$26,883
Trade receivables	14,182	0
Prepayments, deposits and other receivable	18,194	20,629
Inventories	1,475	0

Total Current Assets	42,623	47,512

Property, plant and equipment, net	54,894	58,629

TOTAL ASSETS	$97,517	$106,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 4)	$113,665	$94,646
Accrued expenses and other payable	8,384	18,245
Income tax payable	0	332

TOTAL LIABILITIES	122,049	113,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock (Note 5)	28,435	28,435
Accumulated deficit	(63,973)	(38,820)
Statutory reserves	470	705
Accumulated other comprehensive income	10,536	2,598

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,532)	(7,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,517	$106,141

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	$58,956	$0
Cost of services rendered	(7,445)	0

Gross profit	51,511	0

Operating expenses
Selling expenses	(5,956)	0
General and administrative expenses	(53,724)	0
Depreciation	(2,872)	0

Total expenses	(62,552)	0

Loss before the following items and taxes	(11,041)	0
Interest income	20	0
Finance costs	(97)	(841)

Loss before income taxes	(11,118)	(841)
Income taxes	(5,140)	0

Net loss	(16,258)	$(841)

Net loss per share	$(0.0017)	$(0.0001)
- Basic and diluted

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	$116,860	$0
Cost of services rendered	(15,793)	0

Gross profit	101,067	0

Operating expenses
Selling expenses	(17,551)	0
General and administrative expenses	(97,633)	0
Depreciation	(5,686)	0

Total expenses	(120,870)	0

Loss before the following items and taxes	(19,803)	0
Interest income	40	0
Finance costs	(250)	(841)

Loss before income taxes	(20,013)	(841)
Income taxes (Note 6)	(5,140)	0

Net loss	(25,153)	$(841)

Net loss per share	$(0.0026)	$(0.0001)
- Basic and diluted (Note 7)

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Cash flows from operating activities
Net loss	(25,153)	$(841)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities :
Depreciation	5,686	0

Changes in operating assets and liabilities :
Trade receivables	(14,182)	0
Prepayments, deposits and other receivable	983	0
Inventories	(23)	(589)
Amount due to a director	19,019	91,250
Accrued expenses and other payable	(10,096)	13,029
Income tax payable	(332)	0

Net cash flows provided by (used in) operating activities	(24,098)	102,849

Cash flows from investing activities
Payments to acquire property, plant and equipment	(2,109)	(12,495)

Net cash used in investing activities	(2,109)	(12,495)

Effect of foreign currency translation on cash and cash equivalents	8,096	2,926

Net increase (decrease) in cash and cash equivalents	(18,111)	93,280

Cash and cash equivalents, beginning of period	26,883	0

Cash and cash equivalents, end of period	8,772	93,280

See the accompanying notes to the unaudited consolidated financial statements

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of the Company

Sunburst Acquisitions VII, Inc. (hereinafter referred as “Sunburst”) was established in Colorado on June 30, 1998 with 3,785,000 outstanding stock capital.

On August 28th 2006, Mr. Zhang Jun Chuan purchased 3,299,000 common stock of Sunburst, which was approximately 87.16% of the total shares. Moreover, on August 30th of the same year, Sunburst issued 5,935,000 shares of its common stock to the original stockholders of Splendid Group Investments Limited (hereinafter referred as “Splendid”) to exchange 100% of the equity interest of Splendid.  Splendid is a holding company that owns 100% of the equity in Guangzhou Junlian Correspondence Technology Co., Ltd. (“Junlian”), a corporation established under the laws of the People’s Republic of China (the “PRC”) on May 23, 2006.

Upon the transaction, Splendid became a wholly-owned subsidiary of Sunburst and the original stockholders of Splendid became the majority stockholders of Sunburst.  All of the officers and directors before the closing of the transaction resigned and current officers and directors were appointed to serve in their present capacities. This transaction constituted a reverse takeover transaction (the “RTO”).

China Junlian Integrated Surveillance, Inc. (the “Company”) is registered in Nevada in 2006.

On March 15th 2007, according to the decision of the general meeting of stockholders of Sunburst, China Junlian Integrated Surveillance, Inc. and Sunburst Acquisitions VII, Inc. were merged, therefore, the name of Sunburst Acquisitions VII, Inc. was changed as China Junlian Integrated Surveillance, Inc. and its state of incorporation was changed from Colorado to Nevada.

The Company, through Junlian, is engaged in consulting, systems development and customer service in the field of surveillance technology in the PRC. Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd (“Junlian S&T”), a company in which the Company’s present chairman has a beneficial interest.

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian  provided services required by Junlian S&T in connection with

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

fulfilment of its development contracts.  In compensation of its services, Junlian S&T paid Junlian a fixed fee of approximately US$19,697 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. In June 2007, Junlian S&T and Junlian entered into the Amendment No. 1 to Strategic Cooperation Agreement, the above Strategic Cooperation Agreement had been suspended since June 28th 2007.  Junlian is planning to provide services with upgraded technology to Junlian S&T and charge Junlian S&T a fixed fee of higher than US$19,697 (Renminbi (“RMB”) 150,000) per month. The management estimates that the Amendment No. 2 to Strategic Cooperation Agreement, which will stipulate the new services and new fixed fee, will be agreed by Junlian S&T and Junlian in the end of August 2007.

For the immediate future, the primary or exclusive business of Junlian will be to provide services to Junlian S&T.

Revenue for the reporting period represents the fixed fee income received from Junlian S&T.

2.

Basis of Presentation

(1) The accompanying consolidated financial statements of the Company and its subsidiaries (the “Group) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Interim results are not necessarily indicative of results for a full year.

(2) The purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements. As such, the consolidated financial information is issued under the name of the legal parent, the Company, but a continuation of the consolidated financial information of Splendid.

 (3) The Group has an accumulated deficit as of June 30, 2007. However, the management believes that the Group will generate sufficient revenue and cash flows to enable itself to continue as a going concern with the services income of Guangzhou

Junlian Correspondence Technology Co., Ltd. (“Junlian”), a wholly owned subsidiary of

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

Splendid, by providing services with upgraded technology to Guangzhou Junlian Correspondence Science and Technology Co., Ltd (“Junlian S&T”).

3.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements for the three months ended June 30, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase. As of June 30, 2007, the majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

Trade receivables

After initial recognition at fair value, trade receivables are measured at amortized cost using the effective interest method except that short-duration receivables with no stated interest rate are normally measured at original invoice amount unless the effect of imputing interest would be significant. Trade receivables are stated after provision for impairment. The amount of the provision for impairment is recognized in the income statement. A trade receivable amount is regarded as impaired if there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition and that loss event has an impact on the estimated future cash flows of the financial asset that can be reliably estimated. The carrying amounts of trade receivables are assumed to approximate their fair value. Normally no interest is

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

charged on trade receivables.

Inventories

Inventories are measured at the lower of cost (weighted average method) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Cost includes all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. A write down on cost is made when the cost is not recoverable or if the selling prices have declined.

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

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Concentration of credit risk

The Company has a concentration of credit risk as its revenue was solely derived from services provided to a related party, Junlian S&T.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, trade receivables, other receivable, other payable and amount due to a director approximate their fair values due to the short-term maturity of these items.

The Company’s management opines that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Revenue recognition

Revenue from fixed fee income is recognized when the right to receive is established and on a monthly basis over the term of the Strategic Cooperative Agreement.

Foreign currency translation

The financial records of subsidiaries that operate in the Mainland of the People’s Republic of China (PRC) are maintained in local currencies (RMB) as their functional currencies. Transactions in currencies other than RMB are translated into RMB at the exchange rates prevailing at the transaction dates, quoted by the People’s Bank of China (the “PBOC”). Monetary assets and liabilities denominated in currencies other than RMB at the balance sheet date are translated into RMB at the exchange rates quoted by the PBOC prevailing at the balance sheet date. Exchange differences arising from changes in exchange rates subsequent to the transaction dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income/loss for the respective period.

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

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidiaries in the consolidation scope of the consolidated financial statement are as follow:

Name of the Company	Stock capital	Invested amount of the group to its subsidiaries	% of equity interest	Location
Splendid Group Investments Limited	US$1	US$1	100	British Virgin Islands
Guangzhou Junlian Correspondence Technology Co., Ltd.	HK$700,000	HK$700,000	100	Guangzhou, PRC

4.          Amount due to a Director

As of
June 30, 2007

Amount due to a director	$113,665

The amount is interest-free, unsecured and repayable on demand.

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

5.          Common Stock

	No. of shares	Amount

Authorized :
Common stock, no par value	100,000,000	$ -

Issued and outstanding :
As of December 31, 2006	9,720,000	$28,435

As of June 30, 2007	9,720,000	$28,435

6.          Income Tax

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
Current tax expense	$5,140		–
Deferred tax expense	–		–
Total income tax expense	$5,140	1	–

Income tax expenses represent the current and deferred tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

The net deferred tax amount in the balance sheet is as follows:

	As of June 30, 2007	As of December 31, 2006
Deferred tax assets:
Tax loss carryforward	$297	-
Capital allowance carryforward	5,104	-
Deferred tax assets valuation allowance	(5,401)	-
Balance	-	-

An allowance is made to the extent that it is not probable that taxable profit will be available against which the unused tax loss carryforwards can be utilized. The realization of the future income tax benefits from tax loss carryforwards and temporary differences from capital allowances is available for 5 years.

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

7.        Net Income per Share – Basic and Diluted

The basic and diluted net loss per share are calculated using the net loss and the weighted average number of common stock outstanding during the years.  The company has no dilutive instruments and accordingly, the basic and diluted net loss per share are the same.

	As of	As of
	June 30, 2007	June 30, 2006

Net income	$(25,153)	$(841)
Weighted average number of shares outstanding	9,720,000	5,935,000
Net income per share	$(0.0026)	$(0.0001)

8.          Commitments

Operating lease commitment

The Group had a non-cancellable operating lease for its office premises. The lease will expire in Nov 2009 and the annual rental is $92,472. The rental is paid by cash to the lessor, who is not the related party with the Group.

Rental expenses were $23,065 for the period from Apr. to Jun 2007.

9.

Related party transactions

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian  provided services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation of its services, Junlian S&T paid Junlian a fixed fee of approximately US$19,697 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. In June 2007, Junlian S&T and Junlian entered into the Amendment No. 1 to Strategic Cooperation Agreement, the above Strategic Cooperation Agreement had been suspended since June 28th 2007.  Junlian is planning to provide services with upgraded technology to Junlian S&T and charge Junlian S&T a fixed fee of higher than US$19,697 (Renminbi (“RMB”) 150,000) per month. The management estimates that the Amendment No. 2 to Strategic Cooperation Agreement, which will stipulate the new

China Junlian Integrated Surveillance, Inc.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO UNAUDTED CONSOLIDATED FINANCIAL STATEMENTS

services and new fixed fee, will be agreed by Junlian S&T and Junlian in the end of August 2007.

Apart from the fixed fee income of $58,955 received from Junlian S&T and the transactions as disclosed above, the Group had no other material transactions with its related parties during the three months ended June 30, 2007.

10.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.

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

Junlian S&T has been involved in the business of developing and installing surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Junlian, pursuant to which Junlian provided services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation for its services, Junlian S&T paid Junlian a fixed fee of 150,000 Renminbi (“RMB”) per month, i.e. approximately $19,697.  Junlian S&T also contracted to pay Junlian a commission to be determined by Junlian S&T and Junlian on a per-project basis, and guaranteed that its aggregate annual payments to Junlian would be no less than 3,000,000 RMB (@$393,940).

In June 2007 Junlian and Junlian S&T agreed to suspend the Strategic Cooperation Agreement.  The parties contemplate that Junlian will be providing services with upgraded technology to Junlian S&T.  Therefore they are negotiating a new financial arrangement between them, which Junlian expects to provide it more than the 150,000 RMB stipulated in the Strategic Cooperation Agreement.   The new financial arrangement will not, however, provide for an annual minimum payment, as the Strategic Cooperation Agreement did.

It must be noted, however, that the revenue reported by Junlian S&T for the year ended December 31, 2006 was less than 3,000,000 RMB.  While Junlian S&T’s level of operations has increased several-fold in 2006, we still have no assurance that Junlian S&T will be able to fund an enhanced commitment to Junlian.

Results of Operations

The $116,860 in revenue recorded by China Junlian during the six months ended June 30, 2007 represents the minimum payments by Junlian S&T.

The expenses that we incurred in the first six months of 2007 consisted primarily of rent ($45,719), as we have established an office that exceeds our current requirements but will permit us to expand operations when sufficient funding becomes available.  The remainder of expenses was salaries, consulting fees and depreciation.  Expenses in the first six months of 2007 are less than we will incur later in 2007 for a number of reasons:

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: August 14, 2007

By: /s/ Yuan Gang

                              Yuan Gang, Chief Executive Officer

By: /s/ Wang Lei

       Wang Lei, Chief Financial Officer