Form 10QSB
period 2007-09-30
China Junlian Integrated Surveillance, Inc.
filed 2007-11-14
CIK 1065467

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

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

November 14, 2007

Common Voting Stock: 9,720,000 shares

Transitional Small Business Disclosure Format (check one):       Yes  [   ]      No  [X]

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	USD	USD
ASSETS

Current Assets
Cash and cash equivalents	$7,151	$26,883
Trade receivables	1,198	-
Prepayments, deposits and other receivable	18,552	20,629
Inventories	1,496	-

Total Current Assets	28,397	47,512

Property, plant and equipment, net	53,463	58,629

TOTAL ASSETS	$81,860	$106,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 4)	$114,537	$94,646
Accrued expenses and other payable	9,096	18,245
Income tax payable	-	332

TOTAL LIABILITIES	123,633	113,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock (Note 5)	28,435	28,435
Accumulated deficit	(81,562)	(38,820)
Statutory reserves	470	705
Accumulated other comprehensive income	10,884	2,598

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(41,773)	(7,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$81,860	$106,141

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	Sep 30, 2007	Sep 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	$47,604	$56,556
Cost of services rendered	(5,349)	(9,830)

Gross profit	42,255	46,726

Operating expenses
Selling expenses	(5,749)	(10,939)
General and administrative expenses	(51,094)	(20,357)
Depreciation	(2,935)	(917)

Total expenses	(59,778)	(32,213)

Profit (loss) before the following items and taxes	(17,523)	14,513

Interest income	5	121
Finance costs	(71)	-

Profit (loss) before income taxes	(17,589)	14,634
Income taxes	-	(1,417)

Net profit (loss)	(17,589)	13,217

Net profit (loss) per share
- Basic and diluted	$(0.0018)	$0.002

See the accompanying notes to the unaudited consolidated financial statements

 CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended	Nine months ended
	Sep 30, 2007	Sep 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	$164,464	$56,556
Cost of services rendered	(21,142)	(9,830)

Gross profit	143,322	46,726

Operating expenses
Selling expenses (Note 6)	(23,300)	(10,939)
General and administrative expenses (Note 7)	(148,976)	(21,198)
Depreciation	(8,621)	(917)

Total expenses	(180,897)	(33,054)

Profit (loss) before the following items and taxes	(37,575)	13,672

Interest income	45	121
Finance costs	(72)	-

Profit (loss) before income taxes	(37,602)	13,793
Income taxes (Note 8)	(5,140)	(1,417)

Net profit (loss)	(42,742)	12,376

Net profit (loss) per share
- Basic and diluted (Note 9)	$(0.0044)	$0.0019

See the accompanying notes to the unaudited consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	Sep 30, 2007	Sep 30, 2006
	(Unaudited)	(Unaudited)
	USD	USD

Cash flows from operating activities
Net profit (loss)	$ (42,742)	$12,376
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities :
Depreciation	8,621	917

Changes in operating assets and liabilities :
Trade receivables	(1,198)	-
Prepayments, deposits and other receivable	2,077	(27,674)
Inventories	(1,496)	(589)
Amount due to a director	19,891	81,008
Accrued expenses and other payable	(9,149)	12,856
Income tax payable	(332)	1,427

Net cash provided by (used in) operating activities	(24,328)	80,321

Cash flows from investing activities
Payments to acquire property, plant and equipment	(3,764)	(63,066)

Net cash used in investing activities	(3,764)	(63,066)

Effect of foreign currency translation on cash and cash equivalents	8,360	4,492

Net increase (decrease) in cash and cash equivalents	(19,732)	21,747

Cash and cash equivalents, beginning of period	26,883	-

Cash and cash equivalents, end of period	7,151	21,747

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

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian provided services required by Junlian S&T in connection with fulfillment of its development contracts.  In compensation of its services, Junlian S&T paid Junlian a fixed fee of approximately US$19,971 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. On June 28, 2007, Junlian S&T and Junlian agreed to suspend the above Strategic Cooperation Agreement. In November 2007, Junlian S&T and Junlian entered into a new Strategic Cooperation Agreement, effective as of August 1, 2007, whereby Junlian provided services with upgraded technology to Junlian S&T and charged Junlian S&T a fixed fee of approximately US$23,965 (Renminbi (“RMB”) 180,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than US$399,425 (RMB 3,000,000).

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

(3) The Group has an accumulated deficit as of September 30, 2007. However, the management believes that the Group will generate sufficient revenue and cash flows to enable itself to continue as a going concern with the services income of Guangzhou Junlian Correspondence Technology Co., Ltd. (“Junlian”), a wholly owned subsidiary of Splendid, by providing services with upgraded technology to Guangzhou Junlian Correspondence Science and Technology Co., Ltd (“Junlian S&T”).

3.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements for the nine months ended September 30, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

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

3.

      Summary of Significant Accounting Policies (cont’d)

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase. As of September 30, 2007, the majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

Trade receivables

After initial recognition at fair value, trade receivables are measured at amortized cost using the effective interest method except that short-duration receivables with no stated interest rate are normally measured at original invoice amount unless the effect of imputing interest would be significant. Trade receivables are stated after provision for impairment. The amount of the provision for impairment is recognized in the income statement. A trade receivable amount is regarded as impaired if there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition and that loss event has an impact on the estimated future cash flows of the financial asset that can be reliably estimated. The carrying amounts of trade receivables are assumed to approximate their fair value. Normally no interest is charged on trade receivables.

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

3.

      Summary of Significant Accounting Policies (cont’d)

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

Revenue recognition

Revenue from fixed fee income is recognized when the right to receive is established and on a monthly basis over the term of the Strategic Cooperation Agreement.

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

3.

      Summary of Significant Accounting Policies (cont’d)

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

Subsidiaries in the consolidation scope of the consolidated financial statement are as follow:

Name of the Company	Stock capital	Invested amount of the group to its subsidiaries	% of equity interest	Location
Splendid Group Investments Limited	US$1	US$1	100	British Virgin Islands
Guangzhou Junlian Correspondence Technology Co., Ltd.	HK$700,000	HK$700,000	100	Guangzhou, PRC

4.         Amount due to a Director

As of
September 30, 2007

Amount due to a director	$114,537

The amount is interest-free, unsecured and repayable on demand.

5.          Common Stock

	No. of shares	Amount

Authorized :
Common stock, no par value	100,000,000	$ -

Issued and outstanding :
As of December 31, 2006	9,720,000	$28,435

As of September 30, 2007	9,720,000	$28,435

6.          Selling expenses

	Nine months ended		Nine months ended
	Sep 30, 2007		Sep 30, 2006
Entertainment	$684		$679
Wages and salaries	17,268		7,315
Social security fee Housing fund	1,709 1,987		825 1,018
Travelling Other	1,638 14		925 177
Total selling expenses	$23,300	1	$10,939

7.         General and administrative expenses

	Nine months ended		Nine months ended
	Sep 30, 2007		Sep 30, 2006
Audit fee	$12,739		$ -
Building management fee	10,222		213
Electricity and water	8,009		213
Entertainment	3,150		-
Motor vehicle expenses	2,078		1,085
Legal & professional fee	6,890		10,072
Housing fund	2,603		566
Rental expenses	68,997		1,772
Social security fee	1,950		946
Taxation	141		255
Communications	3,407		217
Travelling	3,892		249
Wages and salaries	21,385		3,016
Bank charges	266		919
Other	3,247		1,675
Total General and administrative expenses	$148,976	2	$ 21,198

8.

       Income Tax

	Nine months ended		Nine months ended
	Sep 30, 2007		Sep 30, 2006
Current tax expense	$5,140		$1,417
Deferred tax expense	–		–
Total income tax expense	$5,140	3	$1,417

Income tax expenses represent the current and deferred tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

The net deferred tax amount in the balance sheet is as follows:

	As of September 30, 2007	As of December 31, 2006
Deferred tax assets:
Tax loss carryforward	-	-
Capital allowance carryforward	4,792	-
Defered tax assets valuation allowance	(4,792)	-
Balance	-	-

An allowance is made to the extent that it is not probable that taxable profit will be available against which the unused tax loss carryforwards can be utilized. The realization of the future income tax benefits from temporary differences from capital allowances is available for 4 years.

9.          Net Income per Share – Basic and Diluted

The basic and diluted net profit (loss) per share are calculated using the net profit (loss) and the weighted average number of common stock outstanding during the years.  The company has no dilutive instruments and accordingly, the basic and diluted net profit (loss) per share are the same.

	As of	As of
	Sep 30, 2007	Sep 30, 2006

Net income	$(42,742)	$12,376
Weighted average number of shares outstanding	9,720,000	6,355,556
Net income per share	$(0.0044)	$0.0019

10.        Commitments

Operating lease commitment

The Group had a non-cancellable operating lease for its office premises. The lease will expire in Nov 2009 and the annual rental is $93,761. The rental is paid by cash to the lessor, who is not the related party with the Group.

Rental expenses were $23,278 for the period from July to September 2007.

Rental expenses were $68,997 for the period from January to September 2007.

11.

Related party transactions

In May 2006, Junlian S&T and Junlian entered into a Strategic Cooperation Agreement whereby Junlian provided services required by Junlian S&T in connection with fulfilment of its development contracts.  In compensation of its services, Junlian S&T paid Junlian a fixed fee of approximately US$19,971 (Renminbi (“RMB”) 150,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. On June 28, 2007,

Junlian S&T and Junlian agreed to suspend the above Strategic Cooperation Agreement. In November 2007, Junlian S&T and Junlian entered into a new Strategic Cooperation Agreement, effective as of August 1, 2007, whereby Junlian provided services with upgraded technology to Junlian S&T and charged Junlian S&T a fixed fee of approximately US$23,965 (Renminbi (“RMB”) 180,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than US$399,425 (RMB 3,000,000).

Apart from the fixed fee income of $47,599 received from Junlian S&T and the transactions as disclosed above, the Group had no other material transactions with its related parties during the three months ended September 30, 2007.

Apart from the fixed fee income of $164,458 received from Junlian S&T and the transactions as disclosed above, the Group had no other material transactions with its related parties during the nine months ended September 30, 2007.

12.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to the retirement plan is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The contributions of defined contribution plan were charged to the statement of operations.

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

Junlian S&T has been involved in the business of developing and installing surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Junlian, pursuant to which Junlian provided services required by Junlian S&T in connection with fulfillment of its development contracts.  That agreement was terminated in June 2007, but was recently replaced by a Strategic Cooperation Agreement made effective as of August 1, 2007.  The new agreement is fundamentally identical to the prior agreement, except that the terms of compensation have been modified.  Under the new agreement, in compensation for its services, Junlian S&T will pay Junlian a fixed fee of 180,000 Renminbi (“RMB”) per month, i.e. approximately $24,000.  Junlian S&T also contracted to pay Junlian a commission to be determined by Junlian S&T and Junlian on a per-project basis, and guaranteed that its aggregate annual payments to Junlian would be no less than 3,000,000 RMB (@$400,000).

It must be noted, however, that the revenue reported by Junlian S&T for the year ended December 31, 2006 was less than 3,000,000 RMB.  While Junlian S&T’s level of operations has increased several-fold in 2006, we still have no assurance that Junlian S&T will be able to fund an enhanced commitment to Junlian.

Results of Operations

The $164,458 in revenue recorded by China Junlian during the nine months ended September 30, 2007 represents the minimum payments by Junlian S&T.  Because Junlian S&T was organized in May 2006 and commenced business in July 2006, there are no comparable nine month results.  Revenue for the three months ended September 30, 2007 was less than revenue for the three months ended September 30, 2006 due to the hiatus between the first Strategic Cooperation Agreement and its replacement.

The expenses that we incurred in the first nine months of 2007 consisted primarily of rent ($68,997), as we have established an office that exceeds our current requirements but will permit us to expand operations when sufficient funding becomes available.  The remainder of expenses was salaries, consulting fees and depreciation.  Expenses in the first nine months of 2007 are less than we will incur in the coming months for a number of reasons:

➢

First, we currently carry only a minimal level of business operations.  So our overhead costs are low.  We expect to increase our level of business activity substantially in the coming months.

➢

Second, although we effected a reverse merger into a U.S. public company in 2006, our stock does not yet trade.  So we did not incur any substantial costs in connection with being a public company.  Early in 2008 we expect to initiate a public market for our securities.  This will involve a substantial increase in the expenses we incur in dealing with regulators, securities professionals and shareholders.

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

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (approx. $90,189) to Splendid Group, which then contributed that sum to the capital of Junlian.  The funds were used to outfit the offices necessary for Junlian to initiate operations and to provide initial working capital.  Management does not expect that additional capital contributions will be required during the next year, and not until we expand our operations beyond service to Junlian S&T.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 5

      Other Information

On November 11, 2007 Junlian entered into a Strategic Cooperation Agreement with Junlian S&T, pursuant to which Junlian agreed to provide services required by Junlian S&T in connection with fulfillment of its development contracts.  In compensation for its services, Junlian S&T will pay Junlian a fixed fee of 180,000 Renminbi (“RMB”) per month, i.e. approximately $24,000.  Junlian S&T also contracted to pay Junlian a commission to be determined by Junlian S&T and Junlian on a per-project basis, and guaranteed that its aggregate annual payments to Junlian would be no less than 3,000,000 RMB (@$400,000).

Item 6.

Exhibits

       10.1

Strategic Cooperation Agreement dated November 13, 2007 between China Junlian Integrated Surveillance, Inc. and Guangzhou Junlian Correspondence Technology Co., Ltd.

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification - CFO

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

Date: November 14, 2007

By: /s/ Yuan Gang

                              Yuan Gang, Chief Executive Officer

By: /s/ Wang Lei

       Wang Lei, Chief Financial Officer