Form 10KSB
period 2007-12-31
China Junlian Integrated Surveillance, Inc.
filed 2008-04-15
CIK 1065467

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-24483

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(Exact name of small business issuer in its charter)

            Nevada___________________

84-1461844_____________

 (State or other jurisdiction of

 (IRS Employer Identification No.)

 incorporation or organization)

Tianshou Road, Zhanyizhi Street, Dianwuzhonghe Building, Room 2G02

Guangzhou, P.R. China         510060

(Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the  best of  registrant's  knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [  ]

The issuer’s revenues for its most recent fiscal year were $246,420

As of April 14, 2008, the voting and non-voting common equity held by non-affiliates had no market value, as there was no public market for the shares and no recent transaction in the shares known to the Company.

The number of shares outstanding of the issuer’s common stock, as of April 14, 2008 was 9,720,000.

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

Guangzhou Junlian is a corporation organized under the laws of the People’s Republic of China.  It was organized in May 2006 to engage in consulting, systems development, and customer service in the field of surveillance technology.  Guangzhou Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd. (“Junlian S&T”).  To date, the only business of Guangzhou Junlian has been to provide services to Junlian S&T.  That business relationship was terminated in 2008, however.  Guangzhou Junlian now carries on no business operations.

Guangzhou Junlian currently has no employees.

ITEM 2.

DESCRIPTION OF PROPERTY

The executive and operational offices of Junlian are located in Guangzhou, in the People’s Republic of China.  The lessor of the space is Guangzhou Point to Point Business Service Ltd.   Junlian pays an annual rental of approximately 636 RMB ($85) for the offices.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

(d) Recent Sales of Unregistered Securities.

China Junlian did not sell any unregistered securities during the 4th quarter of 2007.

 (e) Repurchase of Equity Securities.  China Junlian did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

We commenced business operations in July 2006.  Our only business in 2006 and 2007 was to provide services to Junlian S&T pursuant to our contract with Junlian S&T.  The contract provided for a base payment of 180,000 RMB (@$23,965) per month.  In addition, Junlian S&T agreed to pay Guangzhou Junlian commissions that would be negotiated on a per contract basis.  Junlian S&T guaranteed that its aggregate payments per year would be no less than 3,000,000 RMB (@$399,425).  The $246,420 in revenue recorded by China Junlian in 2007 represents ten months of minimum payments by Junlian S&T, due to the fact that the Strategic Cooperation Agreement was suspended for two months in the middle of 2007.

In 2008 Junlian S&T and Guangzhou Junlian terminated the Strategic Cooperation Agreement.  Accordingly, Guangzhou Junlian currently has no business operations.

The expenses that we incurred in 2007 were greater than those we incurred in 2006 for a number of reasons:

➢

First, we carried on business for only six months in 2006. So we incurred only a half year of operating overhead.

➢

Second, during 2006 we paid only $18,238 in rent for our offices.  Our lease provided that in 2007 we would pay $88,227.

We are currently examining a number of business opportunities.  However, we have not committed to undertake any business program at this time.

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (@ $90,189) to Splendid Group, which then contributed that sum to the capital of Guangzhou Junlian.  The funds were used to outfit the offices necessary for Guangzhou Junlian to initiate operations and to provide initial working capital.  In 2007, during the two months when the funding agreement with Junlian S&T was suspended, our director loaned funds to the Company to sustain operations.  Now that our operations have terminated, management does not anticipate that significant additional capital contributions will be required.  Management intends to loan to Guangzhou Junlian such funds as it may require for its ongoing expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

(c)

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Guangzhou.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Guangzhou office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c.

Lack of independent control over policy implementation.  Zhang Junchuan is the sole director of China Junlian, as well as its Chief Executive Officer and Chief Financial Officer.  As a result, Mr. Zhang is responsible for both the development of financial policies and for their implementation.  The absence of other directors to review the implementation of the Board’s policies and the performance by management is a weakness because it could lead to a failure to note and remedy improper financial accounting.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China Junlian’s Board of Directors and its executive officers.

     Director

 Name

Age

Position with the Company

  Since

Zhang Jun Chuan

34

Director, Chief Executive Officer,

        2006

Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10.

EXECUTIVE COMPENSATION

Zhang Junchuan assumed the office of Chief Executive Officer in 2008.  The Company did not pay any compensation to Zhang Junchuan for services during 2007 and did not pay any compensation to Yuan Gang, who served as Chief Executive Officer during 2007.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officers named in the table above during the year ended December 31, 2007 and those options held by them on December 31, 2007.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhang Junchuan	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2007 and held by them unvested at December 31, 2007.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhang Junchuan	0	--

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

•

Zhang Junchuan, our Chief Executive Officer

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhang Jun Chuan	9,234,000	95.0%
All officers and directors (1 person)	9,234,000	95.0%

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

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

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 13.

EXHIBITS

3-a

Articles of Incorporation - filed as an Appendix to the Revised Definitive Proxy Statement on Schedule 14A filed on March 16, 2007, and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 22, 2007, and incorporated herein by reference.

31

   Rule 13a-14(a) Certification

32

   Rule 13a-14(b) Certification

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

China Junlian retained Brock, Schechter & Polakoff, LLP to serve as its principal accountant in March 2008.  Prior to that date, Brock, Schechter & Polakoff, LLP had performed no services for China Junlian or its subsidiaries.

Audit Fees

Brock, Schechter & Polakoff, LLP billed $ 14,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.

Audit-Related Fees

Brock, Schechter & Polakoff, LLP  billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Brock, Schechter & Polakoff, LLP billed $ 0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Brock, Schechter & Polakoff, LLP billed $ 0 to the Company in fiscal 2006 for services not described above.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Junlian Integrated Surveillance, Inc.

(Formerly Sunburst Acquisitions VII, Inc.)

We have audited the accompanying consolidated balance sheet of China Junlian Integrated Surveillance, Inc. and it’s Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2006 were audited by other independent accountants whose report dated March 19, 2007 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has terminated its Strategic Cooperation Agreement with its only customer, Junlian S&T. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brock, Schechter & Polakoff, LLP

Buffalo, New York

April 15, 2008

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2007	2006

Revenue (Note 4)	$246,420	$112,755
Cost of services rendered	(30,185)	(20,107)

Gross profit	216,235	92,648

Operating expenses
Selling expenses	28,718	21,101
General and administrative expenses	218,694	75,672
Depreciation	12,084	3,461
Other expenses	19,926	28,434

Total expenses	279,422	128,668

Loss before the following items and taxes	(63,187)	(36,020)
Interest income	52	164
Other income	11	-
Finance costs (Note 5)	(1)	(521)

Loss before income taxes	(63,125)	(36,377)
Income taxes (Note 6)	(5,359)	(1,738)

Net loss	$ (68,484)	$ (38,115)

Net loss per share
- Basic and diluted (Note 7)	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	9,720,000	7,210,493

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED BALANCE SHEET

(Stated in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$9,185	$26,883
Trade receivables (Note 8)	4,244	-
Prepayments, deposits and other receivable (Note 9)	6,052	19,282
Inventories	1,538	6,052

Total Current Assets	21,019	47,512

Property, plant and equipment, net (Note 10)	51,922	58,629

TOTAL ASSETS	$72,941	$106,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 11)	$119,123	$94,646
Accrued expenses and other payable (Note 12)	17,535	18,245
Income tax payable	-	332

TOTAL LIABILITIES	136,658	113,223

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock (Note 13)	28,435	28,435
Accumulated deficit	(107,304)	(38,820)
Statutory reserves (Note 14)	470	705
Accumulated other comprehensive income (Note 15)	14,682	2,598

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(63,717)	(7,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$72,941	$106,141

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in US Dollars)

					Accumulated
					other
	Common stock		Accumulated	Statutory	comprehensive
	No. of shares	Amount	deficit	reserves	income	Total

Balance, January 1, 2007	9,720,000	$28,435	$(38,820)	$705	$2,598	$(7,082)
Recapitalization
Comprehensive loss
Net loss			(68,484)			(68,484)
Foreign currency translation
adjustments					12,084	12,084
Total comprehensive loss						(63,482)
Appropriation to reserves				(235)		(235)

Balance, December 31, 2007	9,720,000	$28,435	$(107,304)	$470	$14,682	$(63,717)

See notes to consolidated financial statements

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities
Net loss	$ (68,484)	$ (38,115)
Adjustments to reconcile net loss to net cash
used in operating activities :
Depreciation	12,084	3,461
Other expenses	19,926	28,434
Changes in operating assets and liabilities :
Trade receivables	(4,244)	-
Prepayments, deposits and other receivable	(6,696)	(18,858)
Inventories	(191)	(1,347)
Accrued expenses and other payable	(711)	13,157
Income tax payable	(332)	325

Net cash flows used in operating activities	(48,648)	(12,943)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,260)	(60,882)

Cash flows from financing activities
Proceeds from director loan	24,477	99,724

Effect of foreign currency translation on cash and cash equivalents	7,733	984

Net increase (decrease) in cash and cash equivalents	(17,698)	26,883

Cash and cash equivalents, beginning of period	26,883	-

Cash and cash equivalents, end of period	9,185	26,883

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

On June 28, 2007, Junlian S&T and Junlian agreed to suspend the above Strategic Cooperation Agreement. In November 2007, Junlian S&T and Junlian entered into a new Strategic Cooperation Agreement, effective as of August 1, 2007, whereby Junlian  provided services with upgraded technology to Junlian S&T and charged Junlian S&T a fixed fee of approximately US$23,965 (Renminbi (“RMB”) 180,000) per month and a commission to be determined by Junlian S&T and Junlian on a per-project basis. Junlian S&T has guaranteed that its aggregate annual payments to Junlian will be no less than US$399,425 (RMB3,000,000). The above mentioned Strategic Cooperation Agreement was terminated in 2008.

Revenue for the reporting period represents the fixed fee income received from Junlian S&T.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

3.

Basis of presentation

(i)

The purchase method under reverse takeover accounting is adopted for the preparation of these consolidated financial statements.  As such, the consolidated financial statements are issued under the name of the legal parent, the Company, but are a continuation of the consolidated financial statements of Splendid.

The comparative figures should be those of Splendid and represent its results of operations and cash flows.

(ii)

In 2008 the Strategic Cooperation Agreement effective August 1, 2007 between Junlian S&T and Junlian was terminated. As a result the company now carries on no business operations and does not have any employees. The Group is currently examining a number of business opportunities however as the date of this report no commitments to any business programs have been made. Since operations have terminated management intends to loan Junlian funds as it may require for its ongoing operations.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.  As of December 31, 2007, majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

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

For financial reporting purposes, RMB has been translated into United States dollars (“US$”).  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Income statement accounts are translated at the average rate of exchange prevailing during the periods.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  The exchange rate in effect as of December 31, 2007 was RMB1 for US$ 0.1369.  There is no significant fluctuation in exchange rate for the conversion of RMB to US$ after the balance sheet date.

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

Recently issued accounting pronouncements

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans : an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an assets or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through and adjustment to comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial positions, which limited exceptions and is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial statements.

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

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard is effective for fiscal years beginning after November 15, 2007. The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.” This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer. SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141 on its consolidated financial statements.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

5.	Finance costs	Year ended	Year ended
		December 31,	December 31,
		2007	2006

	Bank charges	$ -	$ -
	Exchange difference	1	521

		$1	$521

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.

Income taxes

Income tax expenses represent the current tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

	Year ended		Year ended
	December 31, 2007		December 31, 2006
Current tax expense	$1,199		$1,738
Deferred tax expense	4,160		-
Total income tax expense	$5,359	1	$1,738

The net deferred tax amount in the balance sheet is as follows:

	As of	As of
	December 31, 2007	December 31, 2006
Deferred tax assets:
Tax loss carryforward Capital allowance carryforward	$4,160	$ -

Deferred tax assets valuation allowance	(4,160)	-
Balance	$ -	$ -

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

8.

Trade Receivables

	As of	As of
	December 31,	December 31,
	2007	2006

Trade Receivables	$4,244	$ -

	$4,244	$ -

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

9.

Prepayments, deposits and other receivable

	As of	As of
	December 31,	December 31,
	2007	2006

Rental and other deposits	$ -	$18,618
Other receivables	6,052	664

	$6,052	$19,282

The net Rental and other deposits amount in the balance sheet is as follows:

	As of	As of
	December 31,	December 31,
	2007	2006

Rental and other deposits:	$19,926	$-
Provision for doubtful debts	(19,926)	-
Balance	$ -	$ -

The company had an operating lease for its office premises. The lease will expire in 2009 but the company moved out the office in Jan. 2008 and there is low possibility to receive back the related deposit for the rental.

10.

Property, plant and equipment, net

	As of	As of
	December 31,	December 31,
	2007	2006

Furniture and fixtures	$1,719	$1,606
Office equipment	8,056	6,350
Motor vehicle	54,685	51,097
Leasehold improvements	3,327	3,109
	67,787	62,162

Accumulated depreciation	(15,865)	(3,533)

Property, plant and equipment, net	$51,922	$58,629

11.

Amount due to a director

The amount is interest-free, unsecured and repayable on demand.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

(FORMERLY SUNBURST ACQUISITIONS VII, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

12.

Accrued expenses and other payable

	As of	As of
	December 31,	December 31,
	2007	2006

Salary payable	$1,148	$3,102
Other accruals	16,387	15,143

	$17,535	$18,245

13.	Common stock	No. of shares	Amount

	Authorized :-
	No par value	100,000,000	$ -

	Issued and outstanding :-
	As of January 1, 2007	9,720,000	$28,435
	Common stock issued for the RTO (Note 2)	-	-

	As of December 31, 2007	9,720,000	$28,435

14.

Statutory reserves

The statutory reserves comprised statutory surplus reserve and statutory public welfare fund of the Company’s subsidiary in the PRC.

	As of	As of
	December 31,	December 31,
	2007	2006

Statutory surplus reserve	$470	$470
Statutory public welfare fund	-	235

	$470	$705

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

(Stated in US Dollars)

15.

Accumulated other comprehensive income

The accumulated other comprehensive income consists of foreign currency translation adjustments as follows:

Foreign
currency
translation
adjustments

Balance, January 1, 2007	$2,598
Foreign currency translation adjustments	12,084

Balance, December 31, 2007	$14,682

16.

Equity incentive plan

The Company currently does not have any equity incentive plan.

17.

Defined contribution plan

The Company has a defined contribution plan for all its qualified employees in the PRC.  The Company and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company with respect to retirement is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the statement of operations.  Contribution for the years ended December 31, 2007 and December 31, 2006 were $6,723 and $2,724, respectively.

18.	Supplemental cash flow information	Year ended	Year ended
		December 31,	December 31,
		2007	2006
		USD	USD

	Interest paid	$ -	$ -
	Income tax paid	$5,715	$1,412

19.

Related party transactions

Apart from the transactions disclosed elsewhere in the consolidated financial statements, the Company had no other material transactions with its related parties during the year ended December 31, 2007.

20.

Segment information

The directors of the Company consider that there is only one business segment and one geographical segment and thus no segment information is presented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

By: /s/ Zhang Jun Chuan

      Zhang Jun Chuan, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhang Jun Chuan

Zhang Jun Chuan, Director,

Chief Executive Officer,

Chief Financial Officer