Form 10-Q
period 2008-03-31
China Junlian Integrated Surveillance, Inc.
filed 2008-05-20
CIK 1065467

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-24483

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of incorporation or organization)	84-1461844 (I.R.S. Employer I.D. No.)

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

Yes X	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Small reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 19, 2008 Common Voting Stock: 9,720,000 shares

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Consolidated Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$19, 831	$9,185
Trade receivables	-	4,244
Due with related parties	7,266	-
Prepayments, deposits and other receivable	5,694	6,052
Inventories	1,600	1,538

Total Current Assets	34,391	21,019

Property, plant and equipment, net	50,860	51,922

TOTAL ASSETS	$85,251	$72,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Amount due to a director (Note 4)	$131,548	$119,123
Accrued expenses and other payable	23,546	17,535
Income tax payable	-	-

TOTAL LIABILITIES	155,094	136,658

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, no par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock (Note 5)	28,435	28,435
Accumulated deficit	(115,851)	(107,304)
Statutory reserves	470	470
Accumulated other comprehensive income	17,103	14,682

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(69,843)	(63,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$85,251	$72,941

See accompanying notes to the consolidated (unaudited) financial statements.

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended
	Mar 31, 2008	Mar 31, 2007
	(Unaudited)	(Unaudited)
	USD	USD

Revenue	$14,247	$57,904
Cost of services rendered	(1,496)	(8,348)

Gross profit	12,751	49,556

Operating expenses
Selling expenses (Note 6)	(1,653)	(11,595)
General and administrative expenses (Note 7)	(16,471)	(43,908)
Depreciation	(3,175)	(2,814)
Other Expenses	(1)	-

Total expenses	(21,300)	(58,317)

Profit (loss) before the following items and taxes	(8,549)	(8,761)
Interest income	2	20
Finance costs	-	(153)

Profit (loss) before income taxes	(8,547)	(8,894)
Income taxes (Note 8)	-	-

Net profit (loss)	$(8,547)	$(8,894)

Net profit (loss) per share (Note 9)	$(0.0008)	$(0.0009)
- Basic and diluted

See accompanying notes to the consolidated (unaudited) financial statements.

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Three months ended
	Mar. 31, 2008	Mar. 31, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(8,547)	$(8,894)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation	3,175	2,814
Other expenses	-	-
Changes in operating assets and liabilities :
Trade receivables	4,244	-
Prepayments, deposits and other receivable	(453)	229
Inventories	-	-
Accrued expenses and other payable	6,011	(3,675)
Income tax payable	-	(332)

Net cash flows used in operating activities	4,430	(9,858)

Cash flows from investing activities
Payments to acquire property, plant and equipment	-	-

Cash flows from financing activities
Due with related parties	(7,266)	-
Proceeds from director loan	12,099	1,800

Net cash flows used in financing activities	4,833	1,800

Effect of foreign currency translation on cash and cash equivalents	1,383	5,811

Net increase (decrease) in cash and cash equivalents	10,646	(2,247)

Cash and cash equivalents, beginning of period	9,185	26,883

Cash and cash equivalents, end of period	$19,831	$24,636

See accompanying notes to the consolidated (unaudited) financial statements.

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

1.   Description of the Company

China Junlian Integrated Surveillance, Inc. (the “Company”) was incorporated on June 30, 1998.  The Company was a development stage company and had few operations or employees and owned no real estate prior to the transaction described below.

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

Revenue for the reporting period represents the technology service fee received from Guangdong Anmeixun Technology Application Ltd and the manager of the company is ex-CEO of China Junlian.

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

(3) In 2008 the Strategic Cooperation Agreement effective August 1, 2007 between Junlian S&T and Junlian was terminated. As a result the company now carries on few business operations and has few employees. The Group is currently examining a number of business opportunities. During the reporting period, the company provided technology service to Guangdong Anmeixun Technology Application Ltd and earned RMB 100,000.00 (equivalent US$14,247) as service revenue. Since operations with Junlian S&T have terminated, management intends to loan Junlian funds as it may require for its ongoing operations.

3.   Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements for the three months ended Mar 31, 2008 include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

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

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

3.   Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase. As of March 31, 2008, the majority of the cash and cash equivalents were denominated in RMB which is not freely convertible into foreign currencies.

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

3.   Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition
Revenue is recognized when the right to receive is established and on a monthly basis over the term of Service Agreement.

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

3.   Summary of Significant Accounting Policies (Continued)

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

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

3.   Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard is effective for fiscal years beginning after November 15, 2007.  The standard provides entities the ability, on an elective basis, to report most financial assets and financial liabilities at fair value, with corresponding gains and losses recognized in current earnings.  We did not elect the fair value option under SFAS No. 159 as of January 1, 2008 for any of our financial assets and liabilities that were not already accounted for at fair value.  We will consider applying the fair value option to future transactions as provided by the standard.

In December 2007, the FASB released SFAS No. 141(R), “Business Combinations.”  This standard revises and enhances the guidance set forth in SFAS No. 141 by establishing a definition for the “acquirer,” providing additional guidance on the recognition of acquired contingencies and noncontrolling interests, and broadening the scope of the standard to include all transactions involving a transfer in control, irrespective of the consideration involved in the transfer.  SFAS No. 141(R) is effective for business combinations for which the acquisition date occurs in a fiscal year beginning on or after December 15, 2008.  Although the standard will not have any impact on our current Consolidated Financial Statements, application of the new guidance could be significant to the Company in the context of future merger and acquisition activity.

In December 2007, the FASB released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect the standard to have a material impact on our Consolidated Financial Statements.

4.   Amount Due To A Director

As of March 31, 2008

Amount due to a director	$131,548

The amount is interest-free, unsecured and repayable on demand.

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

5.   Common Stock

	No. of shares	Amount

Authorized :
Common stock, no par value	100,000,000	$-

Issued and outstanding :
As of December 31, 2007	9,720,000	$28,435

As of March 31, 2008	9,720,000	$28,435

6.   Selling Expenses

	Three months ended
	Mar 31, 2008	Mar 31, 2007
Entertainment	$-	$458
Wages and salaries	1,653	7,849
Social security fee	-	736
Housing fund	-	914
Travelling	-	1,638
Total selling expenses	$1,653	$11,595

7.   General and Administrative Expenses

	Three months ended
	Mar 31, 2008	Mar 31, 2007
Audit fee	$3,277	$5,517
Building management fee	1,232	3,391
Electricity and water	951	2,621
Entertainment	50	108
Motor vehicle expenses	142	649
Legal & professional fee	-	-
Housing fund	752	579
Rental expenses	91	22,654

Social security fee	476	511
Taxation	-	35
Communications	386	700
Travelling	203	587
Wages and salaries	8,327	5,664

Bank charges	331	-
Other	253	892
Total General and administrative expenses	$16,471	$43,908

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

8.   Income Tax

Three months ended
	Mar 31, 2008	Mar 31, 2007
Current tax expense	$-	$-
Deferred tax expense	-	-
Total income tax expense	$-	$-

Income tax expenses represent the current and deferred tax calculated at 27% on the estimated assessable profits of the Company’s subsidiary operating in the PRC.

The net deferred tax amount in the balance sheet is as follows:

	As of March 31, 2008	As of December 31, 2007
Deferred tax assets:
Tax loss carryforward	–	–
Capital allowance carryforward	$4,330	$4,160
Deferred tax assets valuation allowance	(4,330)	(4,160)
Balance	–	–

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

	As of	As of
	Mar 31, 2008	Mar 31, 2007

Net income	$(8,547)	$(8,894)
Weighted average number of shares outstanding	9,720,000	9,720,000
Net income per share	$(0.0008)	$(0.0009)

China Junlian Integrated Surveillance, Inc.
(Formerly Sunburst Acquisitions VII, Inc.)
Notes to Consolidated Financial Statements

10.       Commitments

Operating Lease Commitment

The company had an operating lease for its office premises. The lease will expire in 2009 but the company moved out the office in Jan. 2008 and there is low possibility to receive back the related deposit for the rental. The related Provision for doubtful debts is estimated.

11.       Related Party Transactions

The company contracted with Guangdong AnmeiXun Technology Application Ltd (“AnmeiXun”) for providing technology service and the related service fee for the contract is approximately US$14,247 (Renminbi(“RMB”) 100,000). The manager of AnmeiXun is ex-CEO of China Junlian.

Apart from the service fee income of $14,247 received from Anmei and the transactions as disclosed above, the Group had no other material transactions with its related parties during the three months ended March 31, 2008.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

China Junlian Integrated Surveillance, Inc. (“China Junlian”) has a single operating subsidiary:  Guangzhou Junlian Correspondence Technology Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Guangzhou Junlian”).  Guangzhou Junlian was organized in May 2006 to engage in consulting, systems development, and customer service in the field of surveillance technology.  Guangzhou Junlian was organized by the management of Guangzhou Junlian Correspondence Science and Technology Co., Ltd. (“Junlian S&T”) for the purpose of providing services to Junlian S&T.

Junlian S&T has been involved in the business of developing and installing surveillance systems in China since 2003.  In May 2006 it entered into a Strategic Cooperation Agreement with Junlian, pursuant to which Junlian provided services required by Junlian S&T in connection with fulfillment of its development contracts.  In 2008 Junlian S&T and Guangzhou Junlian terminated the Strategic Cooperation Agreement.  Accordingly, Guangzhou Junlian currently has no ongoing business operations.

Results of Operations

We commenced business operations in July 2006.  Our only business in 2006 and 2007 was to provide services to Junlian S&T pursuant to our contract with Junlian S&T.  During the three months ended March 31, 2007, we realized $57,904 in revenue, all of which was derived from our relationship with Junlian S&T.
In January 2008 our relationship with Junlian S&T ended.  Therefore, during the three months ended March 31, 2008, our only revenue arose from technology services that we performed for Guangdong AnmeiXun Technology Application Ltd., for which we were paid $14,247.  Our service agreement with Guangdong AnmeiXun Technology Application Ltd. covered one project only, and did not provide for future services.  So at this time we have no source of revenue.

The expenses that we incurred in the first three months of 2008 were less than those we incurred in the first three months of 2007, primarily because we have reduced our payroll and have surrendered the office space that we occupied in 2007.  We expect our operating expenses to remain at the level reported for the three months ended March 31, 2008 until we revive our business operations.

We are currently examining a number of business opportunities.  However, we have not committed to undertake any business program at this time.

Liquidity and Capital Resources

In June 2006 members of Management loaned 700,000 Hong Kong Dollars (@ $90,189) to Splendid Group, which then contributed that sum to the capital of Guangzhou Junlian.  The funds were used to outfit the offices necessary for Guangzhou Junlian to initiate operations and to provide initial working capital.  In 2007, during two months when the funding agreement with Junlian S&T was suspended, our director loaned funds to the Company to sustain operations.  Now that our operations have terminated, our director is again the source of our funds, having loaned $12,099 to our company during the first three months of 2008.  Management does not anticipate that significant additional capital contributions will be required until our business re-commences.  Management intends to loan to Guangzhou Junlian such funds as it may require for its ongoing expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

PART II  -  OTHER INFORMATION

Item 6.  Exhibits

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA JUNLIAN INTEGRATED SURVEILLANCE, INC.

Date: May 20, 2008	By:	/s/ Zhang Jun Chuan
Zhang Jun Chuan, Chief Executive Officer
and Chief Financial Officer

*       *       *       *       *